Form 10-K
period 2004-12-31
Nalco American Holding, Inc.; Nalco Industrial Outsourcing CO; Paper Chemicals, Inc.; Nalco CO LLC; Nalco Holdings LLC; Nalco CO; Nalco Delaware CO; Nalco Energy Services Equatorial Guinea LLC; Nalco Energy Services Holdings LLC; Nalco Energy Services, Inc.
filed 2005-03-24
CIK 1290075, 1290077, 1290085, 1290087, 1290090, 1290091, 1290097, 1290100, 1290105, 1290106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File No. 333-115560-15

NALCO HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	73-1683500 (I.R.S. Employer Identification Number)

1601 West Diehl Road
Naperville, IL 60563-1198
(630) 305-1000

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes     No

None of the Company's limited liability company units is held by non-affiliates. As of March 24, 2005, there were 100 units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

The registrant meets the condition set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

FORM 10-K
NALCO HOLDINGS LLC
TABLE OF CONTENTS

*	Item is omitted pursuant to the reduced disclosure format, as set forth on the cover page of this filing, since all equity securities of the registrant are owned indirectly by Nalco Holding Company.

PART I

ITEM 1.    BUSINESS

Overview

On August 31, 2003, Nalco Holdings LLC, an indirect wholly owned subsidiary of Nalco Holding Company and a company formed by The Blackstone Group, Apollo Management, L.P. and GS Capital Partners (the "Sponsors"), entered into a stock purchase agreement pursuant to which it agreed to purchase all of the outstanding shares of capital stock of Ondeo Nalco Company (which is now known as Nalco Company) and the Nalco International SAS Subsidiaries, which had been operated as a single business unit, from subsidiaries of Suez S.A. (Suez or Seller). The aggregate purchase price was $4,105.4 million in cash, after giving effect to direct costs of the Acquisition, closing date working capital and indebtedness purchase price adjustments, a post-closing working capital and indebtedness purchase price adjustment, and certain other post-closing adjustments. The Transactions closed on November 4, 2003. In this report, we refer to this acquisition as the "Acquisition," and the term "Transactions" means, collectively, the Acquisition and the related financings to fund the Acquisition.

All references in this report to "Nalco," the "Company," "we," "our," and "us" mean, unless the context indicates otherwise, (1) Nalco Holdings LLC and its subsidiaries and affiliates on a consolidated basis, (2) the Predecessor, and (3) the Successor. In addition, when the context so requires, we use the term "Predecessor" to refer to the historical operations of the Predecessor prior to the Acquisition and "Successor" to refer to our historical operations following the Acquisition.

3D TRASARTM, ACTRENE®, ADOMITE®, AQUAMAXTM, BIO-MANAGE®, BRIGHT WATERTM, COKE-LESS®, EN/ACTTM, ENERCEPT®, ENERSPERSE®, Nalco ACT®, NALMET®, NEOSTARSM, NexGuard®, OdorTech®, PORTA-FEED®, PROSPECTM Treat Service, SCORPION® II, SMART SolutionsTM, STA•BR•EX®, SULFA-CHECK®, SurFloSM Certified, THERMOGAINSM, TRASAR®, Tri-ACT®, ULTIMER®, UltraTreat®, ULTRION®, VALUELINE®, VANTAGE®, and certain other products and services named in this document are our registered trademarks and service marks.

We are the leading global provider of integrated water treatment and process improvement services, chemicals and equipment programs for industrial and institutional applications. We are organized into three primary segments which correspond to the end markets we serve: Industrial and Institutional Services, Energy Services and Paper Services. Our products and services are typically used in water treatment applications to prevent corrosion, contamination and the buildup of harmful deposits, or in production processes to enhance process efficiency and improve our customers' end products.

Through our sales, research and marketing team of more than 6,500 technically trained professionals, we serve more than 60,000 customer locations. We focus on providing our customers with technologically advanced engineered solutions and services. These technologically advanced engineered solutions and services enable our customers to improve their business by increasing production yields, lowering manufacturing costs, extending asset lives and maintaining environmental standards. The cost of our technologically advanced engineering solutions and services represents a small share of our customers' overall production expense.

We derive our strength and stability from the quality of the products and services we provide and the diversity of our revenues. We serve a broad range of end markets, including aerospace, paper, chemical, pharmaceutical, petroleum, steel, power, food and beverage, medium and light manufacturing, metalworking and institutions such as hospitals, universities and hotels. We believe we offer the broadest product portfolio in our industry, including more than 5,000 products and 3,100 unique formulations. We have also established a global presence, with approximately 10,500 employees operating in 130 countries, supported by a comprehensive network of manufacturing facilities, sales offices and research centers. This global presence provides a competitive advantage by enabling us to offer a consistently high level of service to our local, regional and multinational customers.

Our Competitive Strengths

Our company has benefited from the following competitive strengths:

Leading Market Positions.    We are the #1 provider of water treatment services to industrial and institutional end markets. We are also a leading provider of integrated water treatment and process improvement services, maintaining the #1 position in the petroleum and petrochemical markets and a close #3 position in the pulp and paper market. We believe that our leading positions across our primary markets provide a competitive advantage in retaining existing business and competing for new business. Although our market position in pulp and paper was lowered by the 2004 acquisition of Raisio by Ciba, we believe the proximity of sales between the three market leaders allows us all to operate as market leaders.

Diverse Customers and Industries Served.    We provide products and services to more than 60,000 customer locations across a broad range of industries and institutions. In 2004, no single customer accounted for more than 3% of our net sales. Our business is also diversified geographically. In 2004, 48% of total sales were in North America, 33% in Europe, Africa and the Middle East, 7% in Latin America and 12% in the Pacific region. We believe this diversification minimizes the potential impact of volatility from any one customer, industry or geographic area.

Global Reach.    We have a direct sales and marketing presence in 130 countries across six continents. This enables us to provide a consistently high level of service to local, regional and multinational customers. We believe our global presence offers us a competitive advantage in meeting the global needs of our multinational customers, which are increasingly seeking single-source suppliers and positions us to extend our reach to higher growth markets. Our geographical diversity also mitigates the potential impact of volatility in any individual country or region. In 2004, we derived approximately $1,658 million, or 55% of our net sales, from our non-U.S. subsidiaries (excluding sales to our U.S. operations).

World Class Sales Team.    Through the expertise of our more than 5,500 sales engineers and service technicians, we provide our customers with relevant industry knowledge and experience in order to solve technically challenging and dynamic problems. Our team of experts has significant experience with more than 40% of our approximately 2,100-person North American sales team having more than ten years of service with our Company. We believe this contributes significantly to the number and strength of relationships with our customers. We also invest heavily in recruiting and continuously training our sales professionals. For example, new hires spend more than half of their first year on training. Sales and marketing expense was $818.5 million, $799.1 million, and $763.4 million for the years 2004, 2003, and 2002, respectively. In 2003, the total expense was comprised of $668.7 million for the period from January 1, 2003 through November 3, 2003 and $130.4 million for the period from November 4, 2003 through December 31, 2003. Of those amounts, approximately 90% represented the average cost of our sales and service force during these time periods.

Integrated Technology, Sales and Service.    We combine on-site service, innovative technology and engineering excellence to create value for our customers. Our technical sales professionals identify problems and opportunities at the customer's plant and our research teams then work to develop effective solutions to these needs, often working jointly with our customers. Many of our customers specify our formulations into their processes and products. This approach has led to over 3,100 unique formulations, the development of more than 2,000 active patents worldwide and a high degree of customer loyalty.

Stable and Significant Cash Flow Generation.    We have produced consistent cash flows and maintained high margins over a sustained period of time. We attribute this to (1) the diversity of our revenues, (2) the service nature of our business, (3) the high value we offer our customers, (4) the strength of our customer relationships, (5) our limited dependency on any single raw material and (6) our low capital expenditures relative to our net sales.

Premier Management Team.    Our senior management team consists of professionals with significant experience within our Company and the water treatment and industrial process improvement industry. In connection with the Acquisition, Dr. William H. Joyce, former Chairman and Chief Executive Officer of Hercules Incorporated, became our Chairman and Chief Executive Officer, and Bradley J. Bell, former Chief Financial Officer of Rohm and Haas Company, became our Chief Financial Officer. Dr. Joyce and Mr. Bell bring additional leadership and industry experience to our management team. Our seven Executive Officers have an average of over 11 years of service with our Company and over 27 years of industry experience. Moreover, our Executive Officers are supported by business managers who have extensive experience within their respective operating divisions. Our top Executive Officers and other members of management have invested through our ultimate parent company, Nalco LLC, an aggregate of $19.3 million in our Company.

Business Strategy

We have historically experienced sales growth in excess of industrial production growth in our core markets. We are pursuing a strategy designed to continue this trend by expanding our market positions and increasing our revenues, as well as enhancing our cash flow. The key elements of this strategy are:

Build Upon Our Customer Base.    We seek to strengthen our position with our existing customer base as well as pursue new customers by continuing to serve as the leading global provider of fully integrated water treatment services and industrial process solutions. An essential element of our strategy is to continue integrating our sales and technical staff into our customers' daily operations and process planning. Historically, this strategy has allowed us to expand our service and product offerings with existing customers and has led to the development of new technologies. We continually seek to add value for our customers by identifying those services, products and equipment that will enhance their profitability through reduced costs, improved yields and decreased capital spending.

Pursue High-Growth Markets.    We intend to continue to focus on high-growth markets and segments. Geographically, we plan to leverage our global reach by capitalizing on our presence in high-growth emerging markets including Asia, Eastern Europe and Latin America. For example, in Asia, we have focused sales efforts on the high-growth China market, which has resulted in over 25% annual growth in sales in that market since 1999. We are also forming new ventures in West Africa and Eastern Europe, which will permit us to pursue energy services opportunities at new production facilities planned in these areas. We also intend to continue to pursue high-growth segments in a variety of areas closely related to our core businesses and competencies. For example, we are targeting hygiene services opportunities in the healthcare, hotel, education and commercial real estate industries by developing diagnostic and on-site service capabilities to reduce the health risks customers face due to pathogens in water and air.

Maintain Technological Leadership.    We strive to develop new technologies and products through a focused commitment to technology, research and development. The evolution of our existing products and the development of new technologies have historically allowed us to sustain and enhance the profitability of our business and further penetrate our target markets, including our existing customer base. For example, over the past 13 years we have developed several generations of our TRASAR automated feed and control technology for cooling water treatment programs. We launched the latest generation of this technology, 3D TRASAR, in 2004. In the oil field market, an effort to develop new technology in corrosion inhibitors for a large customer in Alaska has led to over $20 million in incremental sales as the technology has spread to other regions and customers. Our engineers will continue to work closely with our customers in an effort to identify new product opportunities and jointly develop new technologies.

Follow the Global Expansion of Multinational Customers.    As one of a small number of companies that can provide turnkey water management solutions on a global basis, we seek to leverage our relationships with multinational companies by servicing them globally. For example, our Paper Services division gained over $10 million in new business in Europe when one of our large customers expanded its geographic reach beyond North America. We expect to benefit significantly as larger customers further consolidate their supplier base and increase their reliance on full service providers, such as our Company.

Continue to Reduce Costs.    We have initiated a comprehensive cost reduction plan that yielded savings in 2004 of $88 million compared to 2003, with a year-end run rate to those savings of $110 million. In 2005, we intend to generate additional savings versus 2004 of $75 million, which include the run-rate benefit of 2004 projects. We expect our cost reduction plan to achieve incremental efficiencies through work process redesign and other targeted cost improvements, which address inefficiencies in our administrative and overhead functions, as well as other support and service functions around the world.

Maximize Cash Flow and Reduce Debt.    We believe that there are significant opportunities to increase our cash flow. We believe that while the capital expenditures required to maintain our business are low relative to our sales, we can maintain capital expenditures at a $100 million annual level through continued management focus. With rapid volume growth at the end of 2004, we believe that our existing production capacity requires modest incremental investment to keep up with current growth expectations. However, we have concluded projects to improve our information systems in North America and Europe, which will significantly reduce information technology capital demands in 2005. While management has historically focused on particular components of working capital, we believe there is an opportunity to reduce our working capital needs. We intend to use our free cash flow to reduce indebtedness. During the twelve months ended December 31, 2004, we made $28.0 million of scheduled repayments and $212.0 million of optional prepayments on our indebtedness from operating cash flows.

Focus on Supply Chain Management.    We have a dedicated global supply chain team that focuses on managing manufacturing, procurement, logistics, and customer service activities. We believe that by coordinating these functions, we achieve better inventory management and lower overall Company costs for its purchases. We believe that the introduction of a common SAP platform for our North American and European operations will enable better production, inventory and delivery coordination within each region and across these regions. We believe that we will be able to make additional improvements in our inventory management and lower procurement costs.

Our Divisions
	Industrial and Institutional Services	Energy Services	Paper Services
Market Positions	$5.7 billion global market(1)(2) #1 Market Position	$3.1 billion global market(1) #1 Market Position	$7.7 billion global market(1) #3 Market Position
Market Share	19%	26%	9%
2004 Net Sales(3)	$1,402 million	$805 million	$663 million
Representative Markets	Food and Beverage Buildings, Hotels, Hospitals Chemicals, Pharmaceuticals Manufacturing, Metals, Utilities, Mining	Exploration Field Development Production Refining Petrochemical Manufacturing	Fine Paper Uncoated Free Sheet Coated Free Sheet Newsprint Tissue Containerboard

(1)	Approximate market size based on internal estimates and industry publications and surveys.

(2)	Represents the water treatment and services markets, which accounted for approximately 76% of our Industrial and Institutional Services division's net sales in 2003.

(3)	Divisional net sales exclude approximately $163 million of sales allocated to our Other segment, including our sales in India, Japan, and an Integrated Channels Group.

Industrial and Institutional Services

Our Industrial and Institutional Services division provides products and services that are principally utilized in water treatment applications such as raw water treatment, wastewater treatment, cooling programs and boiler treatment programs to control corrosion, the build up of scale and microbial fouling. Variations of these applications can be used from small boilers at a commercial building up to large industrial boiler and cooling water systems such as those found in steel mills and power plants. Customers use our water treatment programs to extend the useful life of their assets, minimize downtime of their facilities and conserve water and energy. We serve companies across a broad spectrum of industries, including aerospace, chemical, pharmaceutical, steel, power, food and beverage, medium and light manufacturing, metalworking and institutions such as hospitals, universities and hotels. Six of our ten largest Industrial and Institutional Services customers in 2004 have been with us for more than ten years. Our Industrial and Institutional Services segment generated 2004 net sales of $1,402 million, representing 46% of our net sales.

Water Treatment Applications

Our water treatment capabilities are shared across our three core divisions. In our Industrial and Institutional Services division, water treatment programs accounted for 76% of our net sales in 2004. These water applications also accounted for 11% of our Energy Services net sales and 15% of our Paper Services net sales in 2004. The following descriptions include water treatment applications in the Industrial and Institutional Services division, but these boiler water, cooling water, raw water and wastewater applications are also used in the other divisions.

Boiler Water Applications.    We have specialized in boiler water applications for 75 years. Corrosion, scale buildup and microbial fouling are the most common problems addressed by our boiler water programs. We have helped our customers overcome various boiler challenges by providing integrated chemical solutions, process optimizations and mechanical component modifications. Our TRASAR technology is recognized as an innovative water treatment program that prevents operational problems. TRASAR technology continues to evolve and today is used in a number of boiler water treatment programs such as NexGuard. NexGuard combines the most advanced boiler internal treatment chemistry with TRASAR technology and state-of-the-art diagnostic, monitoring, feed and control equipment. Other applications of TRASAR include TRASAR Recovery Boiler Leak Indication, which is designed to determine when a loss of concentrated boiler water occurs in operating boilers. We also develop condensate treatment programs designed to prevent corrosion, overheating and rupture of boilers. Two examples of these programs are Nalco ACT and Tri-ACT. In 2000, we were awarded a Research and Development 100 Award for Nalco ACT, our revolutionary food-grade boiler treatment. Tri-ACT, a series of corrosion inhibitors, includes neutralizers, filmers and oxygen scavengers to provide uniform protection of the condensate system.

Cooling Water Applications.    Our cooling water treatment programs are designed to control the main problems associated with cooling water systems such as corrosion, scale, microbial fouling and contamination, in open recirculating, once-through and closed systems. In 2004, we launched our 3D TRASAR stress management system for cooling water, the world's first automated system for simultaneous control of corrosion, scale and microbial fouling and contamination. This multi-patented combination of services, equipment, chemistry and automation and control is an effective tool used to identify efficiency improvements, solve problems, and improve control in cooling water systems – building on the strengths of our TRASAR technology offering.

Our award-winning STA•BR•EX technology is the world's first stable, liquid-bromine-based anti-microbial designed to control biofilms caused by microorganisms in cooling tower, condenser and heat exchanger systems. Our High Stress Polymer Program, including an active polymer analysis method, is specifically designed to improve performance in "stressed" cooling water treatment systems. Stress occurs when a system is forced outside its normal operating parameters and typically includes high temperatures, decreased flow and increased hardness levels. Excessive system stresses can consume polymers, an essential part of many cooling water treatment programs, thereby reducing system performance.

Raw Water Applications.    Through our patented products and innovative chemical and service solutions, we assist industries in properly managing raw water. The NALMET program removes heavy metal discharge from the water supply and the BIO-MANAGE program is part of our comprehensive bio-control service that controls microbial growth in water. Our boiler water pretreatment system prepares raw water before entering a boiler by reducing or removing unwanted impurities such as clay, silt and other organic materials from the water through lime-soda softening, filtration, ion exchange and reverse osmosis. Our water clarification programs are specifically designed to enhance the removal of biological and chemical substances that deplete oxygen in water, minimize sludge volume, help with environmental compliance and improve the use of existing mechanical treatment methods with chemical precipitation.

Wastewater Applications.    Our wastewater products and programs focus on improving overall plant economics, optimizing equipment efficiency, addressing compliance issues with bioengineering solutions and increasing operator capabilities and effectiveness. In addition to the versatile TRASAR technology, which also allows real-time monitoring and control of our wastewater applications, we manufacture ULTRION, a liquid cationic coagulant that clarifies water more efficiently than alum, with less caustic or lime. The benefits of ULTRION include a reduction in total solids in treated water, increased efficiency of water clarification systems, reduction or elimination of pH adjustment problems and decreased settled sludge volume. We also offer our dispersion technology, ULTIMER, for which we won a United States Presidential Green Chemistry Challenge Award and a Research and Development 100 Award in 1999. ULTIMER polymers are water-based, yielding a more stable, soluble, user-friendly product.

Mining and Mineral Processing Applications

We offer a wide range of programs to help mining and mineral processing customers improve their operating efficiency and productivity in an environmentally responsible manner. Our EN/ACT (Environmental Analysis and Chemical Treatment) programs, which help maintain water, air and soil quality, enable our customers to improve their operations while meeting strict environmental regulations. We also provide dust control, scale and corrosion control, liquid and solid separation, filtration aids, agglomeration aids, flotation reagents, metals removal, automated systems and an array of products and services for synthetic fuel producers and consumers. The industries we serve include aggregates, alumina and bauxite, coal, copper, kaolin, phosphate, precious metals and synthetic fuels.

Colloidal Technologies Applications

We invented the original commercial process to make stable concentrated silica solutions and we were granted the original silica patent in 1941. Today, we operate one of the single largest colloidal silica facilities in the world and our broad range of colloidal silica products is used in applications in 39 countries. We manufacture colloidal silica, specialty silica solutions and complementary process chemicals used in precision investment casting of metal parts, the polishing of silicon wafers, memory disks and other electronic substrates, vacuum formed shapes and high temperature refractories, wine and juice clarification and specialty coatings. We offer a wide range of products and programs for the investment casting industry, including colloidal silica binders, polymers, wetting agents, antifoams, wax cleaners, biocides and refractories designed to shorten drying cycles, increase prime coat adhesion, improve casting surface quality and reduce casting defects.

Finishing Technologies Applications

We provide manufacturing companies worldwide with customized programs and services that focus on metalworking, paint finishing and related post-treatment processes. Our fabrication product line includes metalworking fluids, drawing compounds, stamping lubricants and rust preventatives and a line of synthetic, semi-synthetic and soluble oil coolants. Pre-treatment products include cleaners, conversion coatings, final seals and plastic pretreatments. Post-treatment programs include paint strippers, specialty coatings as well as products to enhance wastewater clarification and paint de-tackification. The automotive, fastener and other durable goods manufacturers are key industry segments for these technologies.

Membrane Technologies Applications

Membrane systems have been widely adopted in industrialized and developing countries as an efficient and cost-effective technology for the purification of municipal and industrial grade water and wastewater. Our products are available for sea water systems, brackish water systems and all types of recycle and small systems. We provide anti-scalants with RO TRASAR monitoring and control technology that are tailored to the requirements of most water qualities, as well as solutions that protect against high levels of iron and silica in water. To combat microbial fouling – the most common and difficult problems to treat in a membrane system – our product range includes non-oxidizing biocides that can handle a wide spectrum of microorganisms. We have recently introduced innovative polymeric solutions to enhance performance of micro-filtration and ultra-filtration membrane systems for water and wastewater treatment.

Odor Control Applications

We offer programs to combat odor centering around three approaches: odor neutralization, precipitation and biological hydrogen sulfide prevention. Our odor neutralization technology focuses on ODORtech, one of the most versatile odor solutions we offer. ODORtech products are applied by an atomized mist at the point of release of the airborne odor and effectively neutralize common odors, such as ammonia, amines, mercaptans, hydrogen sulfide and sulfur dioxide. Common applications include roof vents, truck wash staging, landfills, garbage areas, HVAC equipment, automotive interiors and storage areas. Our precipitation products are specially designed for hydrogen sulfide for aqueous applications and may also serve as coagulants or clarification aides. These products are commonly used in sludge tanks, floor drains, clarifiers, lift stations and equalization tanks. Our bioengineering products offer a wide range of special blends of bacteria and chemicals that prevent the formation of hydrogen sulfide or degrading sulfur compounds. The treatments, which produce no sludge, are non-hazardous and are effective for long duration control, are commonly used to control odor in digesters, gas scrubbers, lift stations, floor drains, aeration basins and clarifiers.

Energy Services

Our Energy Services division provides on-site, technology driven solutions to the global natural gas, petroleum and petrochemical industries. In addition to recovery, production and process enhancements, we deliver a full range of water treatment offerings to refineries and petrochemical plants. Our upstream process applications improve oil and gas recovery and production, extend production equipment life and decrease operating costs through services that include scale, paraffin and corrosion control, oil and water separation, and gas hydrate management solutions. Our downstream process applications increase refinery and petrochemical plant efficiency and the useful lives of customer assets, while improving refined and petrochemical product quality and yields. Our customers include the fifteen largest publicly traded oil companies. Our ten largest Energy Services customers in 2004 have been with us for more than twenty years. Our Energy Services division generated 2004 net sales of $805 million, representing 27% of our net sales. We continue to emphasize safety and environmental leadership in our product development and implementation efforts.

Our Energy Services division is divided into three groups that focus on specific industry segments: Oilfield Chemicals, our Downstream group and Adomite well service chemicals.

Oilfield Applications

Our oilfield business focuses on flow assurance and infrastructure protection, offering solutions to production flow challenges such as hydrate formation, paraffin deposition and emulsified streams. We are the technology leader in the offshore marketplace and are the only supplier of SurFlo Certified products that have undergone aggressive testing to ensure safety and effectiveness in offshore, deepwater and ultra-deepwater environments. Our FREEFLOW natural gas hydrate inhibition program represents an industry step-change, economically and safely displacing traditional hydrate control methods. Our expertise in new production techniques, such as seawater flood injection, helps our customers maximize the production of their operation while ensuring the safety and reliability of their infrastructure. Produced oil contains water that is costly to transport and damaging to infrastructure. Our oil and water separation technologies and custom-blended products break oil and water emulsions, allowing water removal. Our water clarifiers work to purify that water and make it safe for environmental re-introduction.

Our proprietary ENERCEPT family of high-shear corrosion inhibitors protects high-shear, multi-phase oilfield flow lines, gathering systems and transmission pipelines. The programs were originally designed to combat corrosion in the challenging Alaskan North Slope conditions, and have since been confirmed under a variety of conditions around the world. More traditional batch treatments are still a preferred method of inhibition by many customers. ENERSPERSE truck-treating inhibitors are ideal for rod-pumped land wells and other batch treatment applications.

Downstream Refining Applications

We provide process applications specific to the petroleum refining and fuels industry, enabling our customers to profitably refine and upgrade hydrocarbons. Our heavy oil upgrading programs minimize operation costs and mitigate fouling, corrosion, foaming and the effects of heavy metals when refining lower-quality crude oils.

The SCORPION II program combats napthenic acid corrosion problems, allowing refiners to take advantage of discounted high acid crudes through combined chemistry, novel monitoring and simulation technologies. Our proprietary NEOSTAR crude oil database and our new patented chemistries are coupled with over 20 years of experience in the treatment of high temperature corrosion. Crude unit fouling can increase energy and maintenance costs, while reducing crude output. The THERMOGAIN program includes unique chemistries and patented crude stability tests to prevent crude unit fouling. The refining industry is also addressing clean fuels regulations that require drastic reduction in the level of sulfur allowed in fuels. Our H2S Scavengers, such as the SULFA-CHECK system, helps our customers to meet regulatory standards.

Hydro-processing to meet low-sulfur fuel specifications can increase the corrosiveness of fuels. We offer an entire line of fuel additives, including corrosion inhibitors, to protect engine fuel systems and pre-market underground storage tanks and piping. In addition, we offer fuel stabilizers, pour point depressants, cetane improvers, detergents and antioxidants for home heating oil and premium diesel and gasoline packages. The PROSPEC Treat Service combines our knowledge of fuel specifications, test requirements, product selection, application technology and on-site coordination to solve expensive finished product problems in refinery tank farms, third party terminals and ports.

Downstream Chemical Processing Applications

We provide on-site technical service and innovative chemical processing technologies at more than 250 chemical plants in 45 countries worldwide. We guide chemical plants through obstacles that arise during operation and help maximize return on investment through products and services tailored to each customer's requirements, climate and logistics. We support olefins producers worldwide with proprietary treatment programs for ethylene and butadiene plant performance maximization.

The ACTRENE fouling control program represents a significant advancement in the olefins chemical process industry, dramatically increasing operations run-lengths. This technology reliably mitigates and controls fouling in fractional distillation units. COKELESS coking control technology protects radiant and transfer line exchanger sections of ethylene plant furnaces without adverse effects to metallurgy or downstream processes. AQUAMAX corrosion control provides cost-effective, sodium-free corrosion control in dilution steam systems. We also provide a comprehensive line of antifoams, antifoulants and corrosion inhibitors for butadiene operations.

Adomite Well Service Applications

We support the Drilling/Exploration service industry by designing and supplying chemicals for drilling activities. Our Adomite business supplies chemicals for the cementing, completion, drilling, fracturing and acidizing phases of oil and gas exploration, as well as conducting independent research and jointly developing products with major well service companies.

Water Applications

We provide total water management solutions specific to refining and chemical processing needs. See "—Industrial and Institutional Services—Water Treatment Applications."

Paper Services

Our Paper Services division offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including printing and writing, board and packaging, tissue and towel, and mechanical papers. Our customers include the 20 largest paper companies in the world, which collectively accounted for approximately 41% of global production capacity in the paper industry in 2003. Nine of our ten largest Paper Services customers in 2004 have been with us for more than ten years. Our Paper Services segment generated 2004 net sales of $663 million, representing 22% of our net sales.

Today's pulp and papermakers continuously strive to produce products with improved performance for less cost. Their customers demand that end product properties, such as brightness, tissue softness, or paper strength, perform to increasingly challenging specifications – in a very competitive environment. To help our customers excel, Nalco developed its SMART Solutions program, a grade-based approach for improving customers' end product performance and optimizing operational efficiency.

Pulp Applications

The management of critical resources such as fiber and water is common across all paper grades. Increased costs for wood, water and energy and greater use of recycled fiber are all creating challenges for our customers.

Our pulp process applications focus on opportunities to reduce our customers' total operating costs, utilize a broad range of recycled fibers, improve the quality of the pulp delivered to the paper mill and improve the stability of the pulp making process. These customer benefits are delivered through programs designed and tailored to the individual customer's process and needs. We offer programs and services for every phase of the pulping and bleaching process, including foam control, scale control, pitch control, digester and chemical recovery additives for chemical pulping operations, mechanical mills and de-inking mills. Our Total Fiber Management approach focuses on yield, quality and substitution of fiber types to deliver the best combination of cost and performance.

Paper Applications

As we approach the papermaking process, we take into account the varying needs of producers of different paper grades. Manufacturers of board and packaging, mechanical papers, printing and writing, and tissue and towel have very different needs based on the demands of their customers. For example, maintaining strength in board and packaging is achieved very differently than the softness demanded by consumers of tissue and towel products.

In addition, different paper segments have varying needs based on market trends. A papermaker in a segment experiencing strong growth may need to maximize production rates, optimize finished sheet quality and minimize paper machine down time. For a segment facing slower growth, we may instead be asked to focus on improving operating efficiencies and reducing the total cost of a customer's operations.

Our paper process applications focus on opportunities to reduce our customers' total operating costs, increase machine productivity, improve sheet properties, enhance product quality, and extend machine life. These customer benefits are achieved through a variety of programs, including microorganism control, increased retention drainage and formation, felt cleaning, increased paper strength, prevention of surface pitch and stickies deposition, and chemical fiber de-inking. Advanced sensing, monitoring and automation technologies are incorporated into the applications to optimize program effectiveness and minimize risk.

Specific to each grade segment, our programs deliver value in the form of improved brightness, lower basis weight, improved bulk and softness, improved printability and many other key business drivers which our customers determine are critical to the success of their business.

At Nalco, we integrate the entire papermaking process through mechanical, operational and chemical means to concentrate specifically on what our customers need to succeed in their market segments.

Water Applications

Water is one of the primary components of the papermaking system. For each ton of paper produced, thousands of gallons of water are used. Careful management of the water throughout the process not only significantly impacts the water, fiber and energy costs of an operation, but also significantly influences the final properties of the sheet. Our integrated resource approach combines our extensive papermaking and water expertise with advanced computer modeling to optimize the water balance, flow and chemistry across the entire papermaking system including the pulp mill, paper mill and utility operations. See "—Industrial and Institutional Services—Water Treatment Applications."

Our Services

Our business is focused on providing integrated solutions to complex issues for our customers. Differences in customer equipment and processes drive substantial variation in the individual programs we create. In addition, fluctuations within an operation, such as changes in water quality or petroleum characteristics, require us to continually adapt our solutions to meet our customers' needs. These solutions are often adapted on-site by our technical sales professionals. Our sales teams are supported by analytical services, consulting services, technical field services and environmental hygiene services.

Analytical Services

Our highly trained analytical researchers combine in-field work and laboratory analysis to develop recommendations. Our ISO 9002-certified laboratories use state-of-the-art equipment, including mass and nuclear magnetic resonance spectrometers and multiple testing stations, to conduct sample testing and process failure analysis for water treatment, paper process and energy process applications. We have provided analytical services for more than 50 years and most of our more than 100 analytical researchers have an average of more than ten years of experience with our Company. In addition, approximately 45% of our chemists have advanced degrees.

Consulting Services

Our on-site experts, industry technical consultants and researchers develop appropriate solutions for a broad range of customer requirements, such as single process optimization, system-wide program implementation, troubleshooting or increasing efficiencies. We provide numerous plant, process and application audits and surveys in water, energy or paper processing. We offer consulting for all water use and discharge areas and make recommendations for improvements, cost reductions or efficiency improvements through our Advanced Recycle Technology programs. Our technically trained sales professionals can also rely on guidance from a global knowledge management system that allows access to our specialized experts anywhere in the world. We take a multi-disciplinary approach to developing solutions by evaluating the mechanical, operational and chemical aspects of each process. By monitoring interactions between these three system components, our field engineers are able to anticipate and solve problems and prevent damage to customer processes. We utilize advanced database and computer analytical programs to support these efforts, including our Vantage database, which captures analytical data, prepares diagnostic images and reports on a real-time basis.

Technical and Field Services

We provide expert technical assistance for chemical feed and control equipment installation, start-up, calibration, preventative maintenance and repair throughout the world. In addition to the components we maintain regionally, we provide on-site services, including on-site testing, on-site system troubleshooting, inventory management, chemical usage determination, chemical dosage audits and cleaning services.

Environmental Hygiene Services

We offer a complete line of specialized services designed to assess, control and reduce risk from water-borne pathogens such as Legionella. Trained hygiene service specialists perform risk assessments to identify areas within the domestic cold and hot water, process water, cooling tower, emergency water and other systems that could be at risk for pathogen proliferation. We then develop prioritized recommendations and a remediation plan to reduce the risk of pathogen exposure that can lead to illnesses such as Legionnaires' Disease. Our protocols help our customers comply with guidelines created by professional organizations, state and federal government agencies, or local governments.

Customer Training

In order to educate our customers and promote more efficient and effective systems and processes in their operations, we have developed various training programs and interactive online training that teach operators and engineers how to work more effectively and efficiently. We conduct water treatment seminars to formally train our customers how to use our equipment and chemicals and how to implement best practices. For example, we provide water treatment workshops in a classroom setting where attendees discuss technical and industry-related issues among their peers and are able to review tailored answers to their operation-specific questions. Facilitators guide the attendees through various topics such as trending, energy management, cost implications, and best practices. These peer group discussions help the attendees troubleshoot and create support network groups. The latest addition to our training curriculum is our interactive, web-based program, Nalco University, which provides an economical and convenient alternative to our seminars.

Equipment

We offer complete equipment systems as part of our integrated offering, ranging from reusable shipping containers and feed and process control equipment to integrated wireless, web-based, data collection services. In addition, we offer a range of field test kits, process-monitoring equipment, and complete chemical feed and storage systems proven and tested for industrial environments.

We recognize the importance of accurate, reliable chemical feed to the success of manufacturing process and water treatment programs. Pre-packaged chemical feed systems ensure easy installation, start-up and reliable chemical feed, including our ValueLine Polymer Feeders and a line of modular pump and control systems. These chemical feed systems are used to pump chemicals into a customer's manufacturing and/or water treatment process. Some feed systems also have mixing technologies that produce high-quality solutions without using mechanical agitators. Additionally, we have set the standard for returnable chemical delivery systems and "hands-off" chemical handling. Our PORTA-FEED container units are returnable shipping containers set up at a customer's plant to feed our chemicals into the customer's system. When the chemical level is low, a refill unit is delivered to the plant and we take the empty PORTA-FEED unit back for cleaning and re-use. Since the introduction of the PORTA-FEED program in 1985, we have eliminated the disposal of over three million chemical drums.

We also understand that it is crucial to all businesses to have the power to monitor and control their chemical treatment programs on an on-going basis in an efficient and easy-to-use manner. Our web-based monitoring service is a powerful multi-functional microprocessor with an embedded web server available in two series. Our Boiler Controller is designed to provide reliable automation for corrosion and scaling control programs in boilers. Our Cooling Tower Controller provides reliable automation of corrosion, scaling and microbiological growth control programs in cooling water applications. Both series include a revolutionary digital communications package which allows the customer to change set points, manually activate or deactivate pumps and valves, upgrade software, and receive reports or alarms, from any personal computer that has Internet access.

We have developed equipment that works with our innovative TRASAR and 3D TRASAR technology to provide real-time, on-line monitoring of actual chemical levels in a system. Through the TRASAR system, we chemically "bar-code" treatment molecules with a fluorescent tracer that reacts to specific light wavelengths. Once the product is fed into a system, the tracer is optically excited and detected. Our equipment monitors the level of chemicals and continuously makes automatic adjustments as necessary through chemical injection systems linked to the TRASAR or 3D TRASAR controller. By preventing overfeeding and underfeeding, and eliminating the unnecessary application of chemicals, this real-time, on-line monitoring capability saves water and energy as well as improves efficiency, reliability and productivity.

We offer integrated UltraTreat systems that include industrial reverse osmosis systems, water softening equipment, multi-media and carbon filtration and high efficiency filters.

Joint Ventures

During our history, we have entered into general partnerships or joint ventures for limited scope business opportunities. For example, we conducted our energy services business through a joint venture with Exxon Chemical Company, a division of ExxonMobil Corporation, until 2001 when we redeemed Exxon's interest in the joint venture and it became a wholly owned subsidiary of our Company. We recently re-established a joint venture relationship with USFilter, Treated Water Outsourcing, to pursue process water treatment outsourcing projects and to supply standard water treatment equipment packages with our chemicals and service offerings. In June 2004, we entered into a joint venture with Katayama Chemical, Inc., or KCI, for the marketing and sale of our water treatment and process chemicals in Japan. KCI is a leading participant in these markets in Japan and the venture will permit the combination of our broad product portfolio with KCI's strong market presence. This joint venture will not include manufacturing, research and administrative resources, which will continue to be provided to the joint venture by the parents. In December 2004, we announced an industry-leading alliance with JohnsonDiversey that will help customers in the food, beverage, pharmaceutical and institutional industries reduce their total operating costs, improve operating efficiency and reduce environmental impacts. This total-site program called Responsible Resource Solutions takes a comprehensive approach to a facility's operations, and delivers solutions to better manage key resources such as water, energy and waste. Additionally, we maintain longstanding partnerships in Saudi Arabia, relating to base-water treatment, and in Spain, relating to oil-free emulsion polymers.

We will continue to evaluate the potential for partnerships and joint ventures that can assist us in increasing our geographic, technological and product reach. For example, we continue to evaluate partnerships that will expand our offerings to our middle market customers and that will permit us a more significant local identity in certain Asian countries.

Competition

Water management and process improvement service companies compete on the basis of their demonstrated value, technical expertise, chemical formulations, consulting services, detection equipment, monitoring services, and dosing and metering equipment. In general, the markets in which our Company competes are led by a few large companies, with the rest of the market served by smaller entities focusing on more limited geographic regions.

The market for water treatment chemicals is highly fragmented, but is led by our Company and GE Water Technologies. The remainder of the market is comprised of mainly regional and local players. Regional service providers tend to be mid-sized and focus either on a limited geographic region or a smaller subset of products and services and include companies such as Ashland Inc.'s Drew Industrial Division, ChemTreat, Inc. and Kurita Water Industries Ltd. Local players are smaller and tend to focus on servicing local businesses typically requiring less sophisticated applications.

The largest participants in the energy services sector are our Company, Baker Petrolite Corporation, GE Water Technologies and Champion Technologies, Inc. The remainder of the market consists of smaller, regional niche companies focused on limited geographic areas.

The market for specialty and water treatment chemicals used in the pulp and paper industry is fragmented. The top suppliers of water treatment services to the pulp and paper industry are our Company, Hercules Incorporated, Kemira Oyj, Ciba Specialty Chemical Holding Inc., BASF AG and Akzo Nobel N.V.'s EKA Chemicals AB. The remainder of the market is comprised of smaller, regional participants.

Research and Development

We benefit from a high quality research and development effort consisting of more than 400 personnel worldwide, more than 135 of whom have Ph.D.s, dedicated to developing new technology and providing support. Our laboratories, which are located in the United States, the Netherlands and Singapore, are involved in the research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development spending was $56.5 million for the year ended December 31, 2004, with work process improvements and management layer reductions more than offsetting incremental spending on new technology development. Spending on research and development was $9.7 million, $50.3 million, and $57.9 million for the period from November 4, 2003 through December 31, 2003, the period from January 1, 2003 through November 3, 2003, and the year ended December 31, 2002, respectively. In recent years, we have received numerous research and development awards, including awards for ULTIMER 00LT053, ULTIMER, Nalco ACT, NALCO98DF063, TRASAR3000, our high stress polymers and STA•BR•EX•.

As part of the allocation of the purchase price for the Acquisition, we recorded a one-time charge of $122.3 million during the year ended December 31, 2004 for purchased in-process research and development, or IPR&D. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition that were identified as having economic value, but that had not yet reached technological feasibility and had no alternative future use. Most of this charge was attributable to two projects, 3D TRASAR and Bright Water. 3D TRASAR is a technology that is intended to automate the cooling water treatment "triangle" (scale, corrosion, and microbial fouling) by providing an integrated system of patented chemicals and equipment to inhibit these conditions. Bright Water entails the development of a polymer that will enhance the yield of oil from wells, while decreasing the amount of water produced with the oil. Commercialization of the 3D TRASAR began in 2004 and commercialization of Bright Water projects is planned for 2005. Commercialization of two of the other three projects included in the charge for purchased IPR&D occurred during 2004, with the third project under continuing development. We estimate that completion costs and capital requirements for all five projects will not be material.

We believe that continued research and development activities are critical to maintaining our leadership position in the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Intellectual Property

We own or have licenses to use a large number of patents relating to a large number of products and processes. We currently have more than 600 patents in the United States and more than 2,000 worldwide with remaining durations ranging from less than one year to 20 years. The average remaining duration is approximately nine years. We also have over 360 registered U.S. trademarks covering our products. Our rights under such patents and licenses and trademarks are of significant importance in the operation of the business. Patents related to our TRASAR technology and trademarks related to Nalco Company and Calgon are considered material to our business. We believe that no other patent, trademark or license is material to our business.

Raw Materials

We do not depend on any one supplier for a material amount of our raw materials, but certain important raw materials are obtained from a sole source or a few major suppliers. Major requirements for key raw materials are typically purchased pursuant to multi-year contracts. On a consolidated basis, we purchased raw materials totaling approximately $745 million in 2004, with no single raw material accounting for more than 3.5% of our total purchases.

Working Capital

To better serve and meet the needs of our customers, approximately 15% of our inventories are maintained at customer sites as consignment inventories. Although the consignment inventory model is in place throughout the world, its use is most prevalent in North America. The decision to put inventory at a customer's site is usually based on a request from the customer. Tracking systems are in place to follow movements, and inventory quantities at each site are monitored to prevent inventory build-ups. Periodic physical counts are performed to validate the tracking systems and to ensure that the accounting records are properly stated.

Employees

As of December 31, 2004, we had approximately 10,500 employees, of whom approximately 4,375 were employed in North America, approximately 3,100 were employed in Europe, the Middle East and Africa, approximately 1,450 were employed in Latin America and approximately 1,625 were employed in the Pacific region. We consider relations with our employees to be good.

Environmental Matters

Governmental requirements relating to the discharge of materials into the environment, environmental remediation or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on us and our operations. Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or emanating from our properties and at off-site locations where we disposed or arranged for the disposal or treatment of regulated materials, and may also incur liability for damages to natural resources. We have made and continue to make expenditures for projects relating to the environment. We are currently identified as a potentially responsible party at contaminated waste disposal sites. We do not anticipate that these matters will result in material liabilities; however, there can be no assurance that discovery of previously unknown conditions or other circumstances will not require significant expenditures by us.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position although there can be no assurance to that effect. Our capital expenditures for environmental control facilities during 2005 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters or future environmental requirements on our financial position, results of operations liquidity or cash flow.

We have been named as a defendant in a series of multi-party lawsuits based on our claimed involvement in the supply of allegedly hazardous materials. The plaintiffs seek damages for alleged personal injury resulting from exposure to various chemicals. Certain of our operations at Garyville, Louisiana are also the subject of an ongoing environmental, civil and criminal investigation. We believe the investigation may relate to the storage of used acid and leakage from a wastewater treatment tank, but could include other matters. We do not believe that any material contamination resulted from this storage and leakage. Although we believe a grand jury has not been empanelled and we would vigorously contest any criminal claims against us, we cannot predict the outcome of this investigation. These matters have had de minimis impact on our business historically and we do not anticipate that these matters present any material risk to our business in the future. Notwithstanding our past experience, we cannot predict with certainty the outcome of any such investigations, toxic tort claims or the involvement we might have in such matters in the future.

We are also subject to a variety of regulations relating to the production and handling of our products; and the conduct and condition of our production facilities. We do not believe that these regulatory requirements will have a material effect on capital expenditures, results of operations or competitive position.

Executive Officers

Name	Title	Age
Dr. William H. Joyce	Director, Chairman of the Board and Chief Executive Officer	69
William J. Roe	Executive Vice President, Chief Operating Officer and President, Industrial and Institutional Services division	51
Bradley J. Bell	Executive Vice President and Chief Financial Officer	52
Daniel M. Harker	Senior Vice President, Supply Chain	52
Mark L. Bosanko	Group Vice President and President, Energy Services division	49
Mark W. Irwin	Group Vice President and President, Paper Services division	41
Louis L. Loosbrock	Group Vice President and President, Pacific division	51

Dr. William H. Joyce has been our Chairman and Chief Executive Officer since joining us in November 2003. Dr. Joyce was formerly the Chairman and Chief Executive Officer of Hercules Incorporated, a position he took in May 2001. Dr. Joyce had been Chairman, President and Chief Executive Officer of Union Carbide Corporation from 1996 through May 2001. From 1995 to 1996, Dr. Joyce was President and Chief Executive Officer, and from 1993 to 1995 he was President of Union Carbide. Prior to that, he had been Chief Operating Officer of Union Carbide since 1992.

William J. Roe is our Executive Vice President, Chief Operating Officer and President, Industrial and Institutional Services division. Mr. Roe has served as Chief Operating Officer since 2001 and as Executive Vice President, Industrial and Institutional Services division, since November 2003. Prior to that, in 1999, Mr. Roe was elected Group Vice President and President of the Pacific and Process divisions. In 1998, Mr. Roe served as Vice President and President of the Process division. He was named District Manager for the Mining and Mineral Processing Chemicals Group in 1989, Marketing Manager in 1991 and promoted to General Manager in 1994. Mr. Roe joined our Company in 1978 as an Assistant Chemist in Research. Mr. Roe was promoted to Chemist in 1979, Senior Chemist and Group Leader in 1981 and to Technical Director in 1985.

Bradley J. Bell has been our Executive Vice President and Chief Financial Officer since joining us in November 2003. From 1997 to 2003, Mr. Bell served as Senior Vice President and Chief Financial Officer of Rohm and Haas Company. Prior to that, Mr. Bell served as Vice President and Treasurer of both the Whirlpool Corporation, from 1987 to 1997, and the Bundy Corporation, from 1980 to 1987.

Daniel M. Harker is our Senior Vice President, Supply Chain. Mr. Harker has served in this capacity since 2003. In 2001, Mr. Harker became Vice President, Supply Chain, after joining Nalco from Calgon in 2000 as Vice President, Manufacturing and Logistics. From 1998 to 2000, Mr. Harker served as Vice President of Global Operations for Calgon. Prior to that, Mr. Harker was with Rhone Poulenc from 1993 to 1998, and Union Carbide from 1975 to 1993.

Mark L. Bosanko is our Group Vice President and President of our Energy Services division. Mr. Bosanko has served in this capacity since 2001. Mr. Bosanko was named Senior Vice President of Operations for the division's predecessor Nalco/Exxon Energy Chemicals, L.P. joint venture in 1999. Prior to that, Mr. Bosanko served as Vice President, Oil Field Chemicals Worldwide. In 1995, Mr. Bosanko was named Vice President, Oil Field Chemicals, responsible for North America and West Africa. Mr. Bosanko became General Manager, Additives Worldwide for Nalco/Exxon Energy Chemicals, L.P. after the joint venture was formed in 1994. Prior to that, Mr. Bosanko served as District Manager and Sales Manager before he was named General Manager, Additives Group in 1993. From 1984 to 1993, Mr. Bosanko served as Area Sales manager. Mr. Bosanko joined our Company in 1981 as a Visco District Representative.

Mark W. Irwin is our Group Vice President and President of our Paper Services division. Mr. Irwin joined our Paper Services division in January 2003 as Strategic Business Unit Leader for Global Accounts, and three months later was named Group Vice President and President, Paper Services division. Mr. Irwin most recently served as Global Business Leader of General Electric Specialty Materials' Silicones Group from 1997 to 2003. Prior to that, Mr. Irwin was a National Product Manager, Silicones and Silanes, for Witco Australia – OSi Specialties from 1995 to 1997. Mr. Irwin served from 1987 to 1995 as Regional Sales Manager, Industrial Chemicals for ICI Australia.

Louis L. Loosbrock is our Group Vice President and President of our Pacific division. Mr. Loosbrock has been President of the Pacific division since April 2003. Prior to that, Mr. Loosbrock served as Group Vice President and President of our Pulp and Paper division from April 2002 to April 2003. Mr. Loosbrock served as General Manager, Global Mining from 1998 to 2002; Sales Manager from 1986 to 1989 and 1991 to 1998; and Marketing Manager from 1989 to 1991. He began his career with our Company in 1977 as a Sales Representative in the Mining Group and in 1981 was named District Manager.

Web Site

The Company's Web site address is www.nalco.com. The Company makes available free of charge on or through its Web site its Code of Ethical Business Conduct, Officer Code of Ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Web site also includes the Company's corporate governance guidelines and the charters for the audit, compensation, and nominating and corporate governance committees of the Board of Directors.

ITEM 2.    PROPERTIES

Our principal administrative offices and research center are located in Naperville, Illinois. These facilities are leased. We maintain administrative and research facilities in Sugar Land, Texas and Leiden, Netherlands, both of which we own, and in Singapore, which we lease. We position our manufacturing locations and warehouses in a manner to permit ready access to our customers. We operate 18 plants in North America, 6 plants in Latin America, 12 plants in Europe and the Middle East and 13 plants in the Pacific region. We own all of our major manufacturing facilities and we also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

ITEM 3.    LEGAL PROCEEDINGS

Various claims, lawsuits and administrative proceedings are pending or threatened against us and our subsidiaries, arising from the ordinary course of business with respect to commercial, intellectual property, product liability, employee and environmental matters. Historically, we have not faced any litigation matters or series of litigation matters that have had a material adverse impact on our business. In addition, we do not believe that there is any pending or reasonably predictable litigation, either individually or in the aggregate, that is likely to have a material adverse effect on our financial condition, results of operations, liquidity or cash flow. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company is an indirect wholly owned subsidiary of Nalco Holding Company and, accordingly, there is no market for the Company's limited liability company interests represented by units.

ITEM 6.    SELECTED FINANCIAL DATA

The Successor financial statements include the consolidated audited financial statements of Nalco Holdings LLC and its subsidiaries. The Predecessor financial statements include the combined financial statements of Ondeo Nalco Group, which include the consolidated financial statements of Ondeo Nalco Company and the combined financial statements of the Nalco International SAS Subsidiaries.

The following selected financial data has been derived from the audited consolidated and combined financial statements of Nalco Holdings LLC and its subsidiaries as of December 31, 2004, 2003 and 2002, and for the periods from January 1, 2004 to December 31, 2004, November 4, 2003 to December 31, 2003, January 1, 2003 to November 3, 2003, January 1, 2002 to December 31, 2002, and January 1, 2001 to December 31, 2001. The selected financial data as of December 31, 2001 and as of and for the years ended December 31, 2000 and December 31, 1999 has been derived from the Company's unaudited internal financial reporting to Suez.

You should read the following data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated and combined financial statements included elsewhere in this Annual Report.

	Successor		Predecessor
(dollars in millions)	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1 through November 3, 2003	Year ended December 31,
				2002	2001	2000 (1)	1999 (1)
						(unaudited)	(unaudited)
Statement of Operations Data:
Net sales	$3,033.3	$460.1	$2,306.5	$2,644.3	$2,619.7	$2,147.1	$601.2
Operating costs and expenses:
Costs of product sold	1,552.2	248.2	1,114.6	1,266.1	1,268.1
Selling, administrative, and research expenses	1,065.3	176.4	900.7	992.0	1,041.1
Impairment of goodwill (2)	—	—	244.4	—	—
Amortization of intangible assets (2)	96.3	15.4	68.9	89.2	171.3
In-process research and development	122.3	—	—	—	1.3
Business optimization expenses (3)	1.7	0.8	20.3	32.8	172.3
Operating costs and expenses	2,837.8	440.8	2,348.9	2,380.1	2,654.1	2,156.5	868.4
Operating earnings (loss)	195.5	19.3	(42.4)	264.2	(34.4)	(9.4)	(267.2)
Other income (expense), net (4)	(43.3)	(2.8)	(17.3)	3.4	(12.4)
Interest income	10.1	0.6	7.1	7.8	8.8
Interest expense	(213.2)	(49.6)	(32.7)	(38.5)	(44.4)
Earnings (loss) before income taxes	(50.9)	(32.5)	(85.3)	236.9	(82.4)
Income tax provision (benefit)	47.5	(8.3)	68.7	105.2	(1.8)
Minority interests	(5.8)	0.1	(4.2)	(3.3)	(3.4)
Net earnings (loss)	$(104.2)	$(24.1)	$(158.2)	$128.4	$(84.0)	$(58.4)	$(213.6)
Net Earnings (Loss) Per Share Data (5)
Statement of Cash Flows Data:
Net cash provided by (used for):
Operating activities	$237.2	$88.7	$144.4	$323.1	$414.3
Investing activities	(72.9)	(4,145.1)	(12.3)	(126.1)	(463.5)
Financing activities	(231.9)	4,130.3	(234.2)	(232.7)	133.9
Other Financial Data (unaudited):
EBITDA (6)	$357.0	$54.5	$106.8	$488.2	$245.7
Non-cash charges included in EBITDA (7)	174.4	23.9	268.7	31.2	31.1
Unusual items included in EBITDA (8)	45.9	6.3	48.5	(33.3)	9.9
Capital expenditures, net (9)	91.8	15.6	85.6	108.3	114.8
Depreciation	114.3	22.5	101.8	134.7	124.6
Amortization	96.3	15.4	68.9	89.2	171.3

	Successor		Predecessor
	As of December 31,		As of December 31,
(dollars in millions)	2004	2003	2002	2001	2000 (1)	1999 (1)
Balance Sheet Data:					(unaudited)	(unaudited)
Cash and cash equivalents	$33.2	$100.0	$120.5	$146.0	$71.6	$80.0
Working capital (10)	424.2	398.7	240.8	208.0	193.8	298.6
Property, plant and equipment, net (11)	847.3	865.6	823.2	856.2	821.6	573.0
Total assets	5,933.7	6,163.8	6,486.4	6,512.2	6,406.6	5,529.3
Total debt (including lease obligation and current portion of long-term debt) (11)(12)	3,118.3	3,314.7	776.2	859.2	526.1	500.0
Total stockholders' investment	1,017.7	1,069.0	3,589.2	3,734.4	4,011.8	4,264.0
Off balance sheet receivables facility (12)	—	—	87.0	101.0	—	—

(1)	Pursuant to a tender offer completed on November 9, 1999, Suez, through its subsidiary, H2O Acquisition Co., or H2O, acquired virtually all of the outstanding shares of Nalco Chemical Company. In June 1999, Degremont, a Suez subsidiary, acquired Calgon Corporation. The acquisitions are included in the Predecessor's operations from the dates of acquisition. Results from 2000 forward reflect the Suez push down of purchase accounting to Nalco Chemical Company. In March 2001, Nalco Chemical Company's name was changed to Ondeo Nalco Company. Because the Predecessor reported to Suez in French GAAP in 1999 and 2000, combined U.S. GAAP financial information in a format similar to 2001-2004 is not available.

(2)	The Predecessor adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. In the period from January 1, 2003 through November 3, 2003, the Predecessor took a goodwill impairment charge of $244.4 million based on the price paid in the Acquisition.

(3)	The Successor incurred business optimization expenses in connection with its programs to redesign and optimize its business and work processes. The Predecessor incurred significant business optimization expenses as a result of the global integration of the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture and the implementation of global cost reduction programs in the sales, marketing, manufacturing and support services operations. The costs incurred include severance, asset write-offs, facility closing costs and other items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Optimization Expenses."

(4)	Other income (expense), net consists of monitoring fees paid by the Successor to affiliates of the Sponsors, management fees paid by the Predecessor to Suez, capital gains/(losses) on the disposals of assets, franchise taxes, equity earnings of unconsolidated subsidiaries, recognized gains and losses on foreign currency transactions and other miscellaneous income (expense). Also included for the year ended December 31, 2004 was a $35.0 million charge for the termination of the Monitoring Fee Agreement with affiliates of the Sponsors.

(5)	Not applicable.

(6)	EBITDA, a measure used by management to measure operating performance, is defined as net earnings plus interest, taxes, depreciation and amortization. EBITDA is reconciled to net earnings (loss) in the following table. Our management believes EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under

U.S. GAAP and does not purport to be an alternative to net earnings (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The amounts shown for EBITDA as presented herein differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments. The following is a reconciliation of net earnings (loss) to EBITDA:

	Successor		Predecessor
(dollars in millions)	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31,
				2002	2001
Net earnings (loss)	$(104.2)	$(24.1)	$(158.2)	$128.4	$(84.0)
Interest expense, net	203.1	49.0	25.6	30.7	35.6
Income tax provision (benefit)	47.5	(8.3)	68.7	105.2	(1.8)
Depreciation	114.3	22.5	101.8	134.7	124.6
Amortization of intangible assets	96.3	15.4	68.9	89.2	171.3
EBITDA	$357.0	$54.5	$106.8	$488.2	$245.7

(7)	EBITDA, as defined above, was reduced by the following non-cash charges, each of which is further discussed below:

	Successor		Predecessor
(dollars in millions)	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31,
				2002	2001
Impairment of goodwill	$—	$—	$244.4	$—	$—
In-process research and development	122.3	—	—	—	1.3
Inventory step-up	14.6	21.2	—	—	—
Asset write-offs	1.1	—	4.2	18.3	17.8
Profit sharing and 401(k) expense funded by Suez	27.8	4.0	20.0	12.1	12.0
Other	8.6	(1.3)	0.1	0.8	—
	$174.4	$23.9	$268.7	$31.2	$31.1

Impairment of Goodwill

Goodwill impairment of $244.4 million was recorded by the Predecessor in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill was evaluated for impairment based on the purchase price for the Predecessor.

In-process Research and Development

In-process research and development was a one-time charge of $122.3 million recorded during the year ended December 31, 2004, as a result of purchase accounting entries related to the Acquisition. In 2001, the Predecessor recorded $1.3 million of purchased in-process research and development, resulting from the redemption of Exxon's 40% interest in the Nalco/Exxon joint venture.

Inventory Step Up

As a result of purchase accounting for the Acquisition, the Successor wrote up its inventory to fair value and subsequently charged the write up to cost of sales as the inventory was sold. The Successor statements of operations reflect the inventory step-up in cost of product sold.

Asset Write-Offs

In conjunction with our integration and process improvement initiatives, the Predecessor wrote off assets consisting primarily of a $5.0 million investment in start up ventures in 2003, $9.6 million of assets related to obsolete software systems in 2002 and $17.8 million of PORTA-FEED stainless steel containers in 2001 as a result of a physical inventory.

Profit Sharing and 401(k) Expense Funded by Suez

In conjunction with the Acquisition, the Successor entered into an agreement with Suez whereby Suez will reimburse the Company for certain profit sharing and 401(k) matching contributions made by the Company to the Profit-Sharing Trust.

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests. Successor non-cash charges includes the non-cash portion of rent expense under the sublease that the Successor entered into with Suez in conjunction with the Acquisition.

(8)	In addition to incurring non-cash charges and business optimization expenses, our EBITDA was impacted by the following unusual (income) expenses, each of which is further discussed below:

	Successor		Predecessor
(dollars in millions)	Year Ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year Ended December 31,
				2002	2001
Pension and OPEB settlement and curtailment	$—	$(0.1)	$7.9	$(47.6)	$0.4
Loss (gain) on sales, net of expenses	0.2	1.1	12.4	(7.8)	0.9
Other unusual items	45.7	5.3	25.7	19.4	6.6
Suez management fees, net	—	—	2.5	2.7	2.0
	$45.9	$6.3	$48.5	$(33.3)	$9.9

Pension and Other Postretirement Benefits (OPEB) Settlement and Curtailment

In 2003, the Predecessor incurred $7.9 million of curtailment and settlement charges primarily as a result of the transfer of senior executives back to Suez prior to the Acquisition. In the second half of 2002 the Predecessor amended its U.S. defined benefit pension plan and its postretirement medical and dental plans, resulting in a non-cash curtailment gain of $49.4 million, partially offset by $1.8 million of settlement charges.

Loss (Gain) on Sales, Net of Expenses

In 2003, the Predecessor recorded a loss of $5.3 million on the sale of its South African operations as well as $8.1 million of one-time costs associated with the Acquisition. In 2002, the

Predecessor sold its performance additives business, resulting in a gain of $12.4 million, and incurred $1.5 million of disposal costs and losses associated with its divestiture of Hydrosan. In 2001, the Predecessor incurred a $9.0 million loss on the sale of Calgon's former headquarters facility that was partially offset by a $7.0 million gain on the sale of the Predecessor's corporate aircraft.

Other Unusual Items

The Successor's results for the year ended December 31, 2004 were impacted by the effects of certain unusual items, including a $35.0 million charge for the termination of the Monitoring Fee Agreement with affiliates of the Sponsors, $1.4 million of expenses associated with changing the name of the Company's operating company from Ondeo Nalco Company to Nalco Company, $1.8 million in connection with the re-audit of the Predecessor's 2001 financial statements, $1.9 million of expenses related to the registration of publicly tradable senior notes and senior subordinated notes that were exchanged for privately placed notes issued in connection with the Acquisition, and other expenses resulting from the Acquisition.

During the period from November 4, 2003 through December 31, 2003, the Successor's results were impacted by the effects of certain other unusual items, most notably $3.3 million of legal and environmental costs related to events that occurred prior to Suez' 1999 acquisition of Nalco Chemical Company and litigation costs not covered by the Company's excess liability insurance policy.

The most significant other unusual item affecting the Predecessor's results during the period from January 1, 2003 through November 3, 2003 was a $10.4 million charge for the settlement of an interest rate swap. Other unusual items for the year ended December 31, 2002 included legal and environmental expenses of $6.5 million, consultancy costs for process reengineering studies associated with our cost reduction programs and other consultancy services performed on behalf of Suez of $7.1 million, and one-time pension and benefit expenses primarily related to the redesign of our Australian benefit plan and the application of regulatory changes in Germany of $4.7 million. Executive severance and relocation expense of $5.8 million accounted for most of the other unusual items during the year ended December 31, 2001.

Suez Management Fees, Net

In connection with the Acquisition, agreements under which fees were paid by the Predecessor to Suez, or received from Suez, were terminated.

(9)	Capital expenditures are net of proceeds from disposal of assets.

(10)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt) and excluding intercompany balances calculated as follows:

	Successor		Predecessor
	As of December 31,		As of December 31,
(dollars in millions)	2004	2003	2002	2001
Current assets less current liabilities	$439.7	$446.8	$(275.0)	$(441.2)
Less cash and cash equivalents	(33.2)	(100.0)	(120.5)	(146.0)
Less related party receivables and payables	—	—	48.4	(33.3)
Plus short-term debt	17.7	51.9	587.9	828.5
Working capital as defined	$424.2	$398.7	$240.8	$208.0

(11)	As a result of the Acquisition, the Successor engaged independent appraisers to assist in determining the fair value of property, plant and equipment in connection with our allocation of purchase price. Preliminary and final valuations from the appraisers are included in the balances at December 31, 2003 and 2004, respectively. In December 2002, Ondeo Nalco Company entered into a sale-leaseback of its Naperville, Illinois headquarters and research facility that was treated as a financing lease for accounting purposes. Concurrent with the Acquisition, on November 4, 2003, the lease was assigned to another Suez subsidiary that subleased the property back to the Successor. The Successor accounts for the sublease as an operating lease and has excluded the headquarters and research facility from property, plant and equipment.

(12)	Total debt does not include the Predecessor's historical off balance sheet receivables facility. In December 2001, Ondeo Nalco Company entered into an agreement that allowed it to periodically transfer undivided percentage ownership interests in a revolving pool of most of its U.S. trade receivables to a multi-seller conduit administered by an independent financial institution. The Predecessor accounted for the transfer of undivided percentage ownership interest in the receivables to the conduit as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The loss on the sale of the undivided interests in the receivables was $1.5 million and $1.8 million for the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002, respectively, and is included in interest expense. The undivided interest in receivables that were transferred but not ultimately sold to the conduit ("retained interest") is classified in trade accounts receivable in the balance sheet. The retained interest was $56.6 million at December 31, 2002 and $49.0 million at December 31, 2001. This program was unwound prior to closing of the Acquisition. The Successor treats its new receivables facility as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on its consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations includes periods prior to the formation of Nalco Holdings LLC. It also discusses periods prior to the Transactions, defined as the acquisition of Ondeo Nalco Group, comprised of Nalco Company and Nalco International SAS Subsidiaries, by Nalco Holdings and the related financings in connection with such acquisition (the "Acquisition"). Accordingly, the discussion and analysis of historical periods prior to the Transactions do not reflect the significant impact that the Transactions have had on us. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the consolidated and combined financial statements of Nalco Holdings LLC included elsewhere in this report.

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

This Annual Report for the fiscal year ended December 31, 2004 (the "Annual Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Annual Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," or future or conditional verbs, such as "will," "should," "could" or "may," and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated in the section entitled "Risk Factors," such risks, uncertainties and other important factors include, among others:

•	our substantial leverage;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates as a result of our variable rate indebtedness;

•	pricing pressure from our customers;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	high competition in the markets in which we operate;

•	adverse changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

•	inability to achieve expected cost savings;

•	difficulties in securing the raw materials we use;

•	our significant pension benefit obligations and the current underfunding of our pension plans;

•	our ability to realize the full value of our intangible assets;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers;

•	our ability to protect our intellectual property rights; and

•	the possibility that our owners' interests will conflict with ours or yours.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Risk Factors

If we are unable to respond to the changing needs of a particular industry and to anticipate, respond to or utilize changing technologies and develop new offerings, it could become more difficult for us to respond to our customers' needs and cause us to be less competitive.

We have historically been able to maintain our market positions and margins through continuous innovation of products and development of new offerings to create value for our customers. Recent innovations and development that we have relied on include our 3D TRASAR system for controlling and monitoring chemical feed and our recent relationship with USFilter, which permits us to sell equipment solutions as part of a bundled offering to our water treatment customers. We may not be successful in continuing to make similar innovations in the future. Our future operating results will depend to a significant extent on our ability to continue to introduce new products and applications and to develop new offerings that offer distinct value for our customers. Many of our products may be affected by rapid technological change and new product introductions and enhancements. We expect to continue to enhance our existing products and identify, develop and manufacture new products with improved capabilities and make improvements in our productivity in order to maintain our competitive position. We intend to devote sizeable resources to the development of new technologically advanced products and systems and to continue to devote a substantial amount of expenditures to the research and development functions of our business. However, we cannot assure you that:

•	we will be successful in developing new products or systems or bringing them to market in a timely manner;

•	products or technologies developed by others will not render our offerings obsolete or non-competitive;

•	the market will accept our innovations;

•	our competitors will not be able to produce our core non-patented products at a lower cost;

•	we will have sufficient resources to research and develop all promising new technologies and products; or

•	significant research and development efforts and expenditures for products will ultimately prove successful.

Our ability to anticipate, respond to and utilize changing technologies is crucial because we compete with many companies in each of the markets in which we operate. For example, we compete with hundreds of companies in the water treatment chemicals market, including our largest global competitor, GE Water Technologies. Other companies, including Ecolab, Inc., are expected to enter or increase their presence in our markets. Our ability to compete effectively is based on a number of considerations, such as product and service innovation, product and service quality, distribution capability and price. Moreover, water treatment for industrial customers depends on the particular needs of the industry. For example, the paper industry requires a specific water quality for bleaching paper; certain industrial boilers require demineralized water; the pharmaceuticals industry requires ultra pure water for processing; and, in the case of municipal services, water treatment includes clarification for re-use, sludge dewatering and membrane ultra filtration. We may not have sufficient financial resources to respond to the changing needs of a particular industry and to continue to make investments in our business, which could cause us to become less competitive.

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital.

We are highly leveraged. As of December 31, 2004, our total consolidated indebtedness was $3,118.3 million and we had $250.0 million of borrowing capacity available under our revolving credit facility (excluding $35.3 million of outstanding letters of credit).

Our high degree of leverage could have important consequences for you, including the following:

•	It may limit our and our subsidiaries' ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes on favorable terms or at all;

•	A substantial portion of our subsidiaries' cash flows from operations must be dedicated to the payment of principal and interest on their and our indebtedness and thus will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	It may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to those of our competitors that are less highly-leveraged;

•	It may restrict our ability to make strategic acquisitions or cause us to make non-strategic divestitures; and

•	We may be more vulnerable than a less leveraged company to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

At December 31, 2004, we had $1,408.9 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $14.1 million per year.

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our subsidiaries' notes do not fully prohibit us or our subsidiaries from doing so. Nalco Company's revolving credit facility provides commitments of up to $250.0 million, all of which would have been available for future borrowings as of December 31, 2004. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our subsidiaries' debt agreements contain restrictions that limit our flexibility in operating our business.

Nalco Company's senior credit agreement and the indentures governing our subsidiaries' existing notes contain a number of significant covenants that, among other things, restrict our or our subsidiaries' ability to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase certain capital stock;

•	make certain investments;

•	enter into certain types of transactions with our affiliates;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

In addition, under the senior credit agreement, Nalco Holdings LLC is required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect its ability to comply with those provisions and Nalco Holdings LLC may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the senior credit agreement and the lenders could elect to declare all amounts borrowed under the senior credit agreement, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

Our significant non-U.S. operations expose us to global economic and political changes that could impact our profitability.

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 130 countries and, in 2004, approximately 55% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations, such as the recent currency crisis in Argentina;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions, such as the economic decline in Venezuela;

•	changes in laws and regulations;

•	difficulties in managing international operations and the burden of complying with foreign laws;

•	exposure to possible expropriation or other government actions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	unsettled political conditions and possible terrorist attacks against American interests.

Our international operations also expose us to different local political and business risks and challenges. For example, in certain countries we are faced with periodic political issues that could result in currency risks or the risk that we are required to include local ownership or management in our businesses. We are also periodically faced with the risk of economic uncertainty, such as recent strikes and currency exchange controls in Venezuela, which has impacted our business in these countries. Other risks in international business also include difficulties in staffing and managing local operations, including our obligations to design local solutions to manage credit risk to local customers and distributors.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could negatively affect our profitability.

Environmental safety and production and product regulations or concerns could subject us to liability for fines or damages, require us to modify our operations and increase our manufacturing and delivery costs.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries. These include obligations to investigate and clean up environmental contamination on or from properties or at off-site locations where we are identified as a responsible party. For example, we are currently identified as a potentially responsible party at certain waste management sites. Additionally, the U.S. Environmental Protection Agency is conducting a civil and criminal investigation of environmental practices at our Louisiana manufacturing facility. No claims or charges have been issued and we are unable to predict the results of such investigation. We have also been named as a defendant in a series of multi-party and individual lawsuits based on claims of exposure to hazardous materials. We cannot predict with certainty the outcome of any such tort claims or the involvement we might have in such matters in the future and there can be no assurance that the discovery of previously unknown conditions will not require significant expenditures. In each of these chemical exposure cases, our insurance carriers have accepted the claims on our behalf and our financial exposure is limited to the amount of our deductible; however, we cannot predict the number of claims that we may have to defend in the future and we may not be able to continue to maintain such insurance.

We have made and will continue to make capital and other expenditures to comply with environmental requirements. Although we believe we are in material compliance with environmental law requirements, we may not have been and will not at all times be in complete compliance with all of these requirements, and may incur material costs, including fines or damages, or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. In the future, we may discover previously unknown contamination that could subject us to additional expense and liability. In addition, future requirements could be more onerous than current requirements.

The activities at our production facilities are subject to a variety of federal, state, local and foreign laws and regulations ("Production Regulations"). Similarly, the solid, air and liquid waste streams produced from our production facilities are subject to a variety of regulations ("Waste Regulations") and many of our products and the handling of our products are governmentally regulated or registered ("Product Regulations"). Each of the Production, Waste and Product Regulations is subject to expansion or enhancement. Any new or tightened regulations could lead to increases in the direct and indirect costs we incur in manufacturing and delivering products to our customers. For example, the European Commission is currently considering imposing new chemical registration requirements on the manufacturers and users of all chemicals, not just those which are considered to be harmful or hazardous. Should such regulations, referred to as REACH, be imposed, all chemical companies will be faced with additional costs to conduct their businesses in European Commission countries. Similarly, certain of our products are used to assist in the generation of tax credits for our customers and the termination or expiration of such tax credits could impact the sale of these products. In addition to an increase in costs in manufacturing and delivering products, a change in Production, Waste or Product Regulations could result in interruptions to our business and potentially cause economic or consequential losses should we be unable to meet the demands of our customers for products.

We may not be able to achieve all of our expected cost savings.

Although we successfully surpassed our 2004 cost savings target, a variety of risks could cause us not to achieve the benefits of the expected 2005 cost savings, including, among others, the following:

•	higher than expected severance costs related to staff reductions;

•	higher than expected retention costs for employees that will be retained;

•	delays in the anticipated timing of activities related to our cost-saving plan, including the reduction of inefficiencies in our administrative and overhead functions; and

•	other unexpected costs associated with operating the business.

We have experienced, and may continue to experience, difficulties in securing the supply of certain raw materials we and our competitors need to manufacture some of our products.

During recent months, certain of the raw materials used by us and other chemical companies have faced supply limitation. In some cases because of unexpectedly large demand and in other instances because of plant and equipment problems, certain of our raw material vendors have placed us and their other customers "on allocation," proportionately reducing the amounts of raw materials supplied to us as against our past requirements. If these limitations continue or become more severe, we risk shortfalls in our sales and the potential of claims from our customers if we are unable to fully meet contractual requirements. Also, limitations on raw materials have resulted in price increases for these materials, and we risk further price increases for these materials.

Our pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.

We sponsor various pension plans worldwide that are underfunded and require significant cash payments. For example, in 2004, we contributed $13.7 million to our pension plans and in 2003, we contributed $31.2 million to our pension plans. We are required to contribute at least $21.0 million to the U.S. pension plan in 2005. We may also opt to make additional voluntary contributions to various pension plans worldwide in 2005.

Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our contributions for those years could be even higher than we expect.

As of December 31, 2004, our worldwide pension plans were underfunded by $421.7 million (based on the actuarial assumptions used for purposes of Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions). Our U.S. pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under certain circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding. Prior to the closing of the Acquisition, the PBGC requested and received information from us regarding our business, the Transactions and our pension plans. The PBGC took no further action with respect to their inquiry.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $3.7 billion as of December 31, 2004, or 62% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $2.4 billion as of December 31, 2004, or 40% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could permit others to offer products competitive with ours, which could reduce our ability to maintain our market position and maintain our margins.

We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries to protect our intellectual property rights. However, we may be unable to prevent third parties from using our intellectual property without authorization. The use of our intellectual property by others could reduce any competitive advantage we have developed or otherwise harm our business. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail.

We have obtained and applied for several U.S. and foreign trademark registrations, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. Our pending applications may not be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to protect our trademarks and impede our marketing efforts in those jurisdictions.

Our Sponsors control us and may have conflicts of interest with us or you in the future.

Our Sponsors, The Blackstone Group, Apollo Management and Goldman Sachs, beneficially own approximately 61% of our equity. In addition, representatives of our Sponsors will occupy six of the seats on our board of directors. As a result, our Sponsors have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of our board of directors or the equityholders, regardless of whether or not other members of our board of directors or equityholders believe that any such transactions are in their own best interests. For example, our Sponsors could cause us to sell revenue-generating assets, which could impair our long-term ability to declare dividends or grow our business. Additionally, our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to hold a majority of our equity through ownership of the majority of the equity of Nalco Holding Company's majority equityholder, Nalco LLC, the Sponsors will be entitled to nominate a majority of our board of directors, and will, through Nalco LLC, have the ability to effectively control the vote in any election of directors. Following a reduction of the equity owned by the Sponsors through Nalco LLC to below 50% of our outstanding equity, the Sponsors will retain the right to cause the board of directors to nominate a number of Sponsor designees for the board of directors, and continue to be able to significantly influence or effectively control our decisions.

Impact of the Acquisition and Related Financing Transactions

On November 4, 2003, pursuant to a Stock Purchase Agreement between Nalco Holdings LLC, a Delaware limited liability company, and Suez ("Suez") and certain of its affiliates, Nalco Holdings LLC (the "Successor") acquired the net assets of Ondeo Nalco Group (the "Predecessor"). The aggregate purchase price was $4,105.4 million in cash, after giving effect to direct costs of the Acquisition, closing date working capital and indebtedness purchase price adjustments, a post-closing working capital and indebtedness purchase price adjustment which was agreed to by us and Suez on March 25, 2004, and additional purchase price adjustments related to taxes paid or tax refunds received by us for periods prior to the Acquisition. The purchase price was financed by equity investments totaling $991.9 million from a consortium of private equity funds controlled by the Blackstone Group, Apollo Management, L.P., and investment partnerships affiliated with The Goldman Sachs Group, Inc.; an equity investment of $10.0 million from Dr. William H. Joyce, our Chairman and Chief Executive Officer; term loans of approximately $1,600 million; and the issuance of $665 million aggregate principal amount of 7¾% senior notes due 2011, €200 million aggregate principal amount of 7¾% senior notes due 2011, $465 million aggregate principal amount of 8 7/8% senior subordinated notes due 2013 and €200 million aggregate principal amount of 9% senior subordinated notes due 2013. As a result, our interest expense currently is, and will continue to be, higher than it was prior to the Acquisition.

The Stock Purchase Agreement provided for certain adjustments of the purchase price, including adjustments based on the closing working capital and indebtedness (as both are defined in the Stock Purchase Agreement) of Ondeo Nalco Group at the date of the Acquisition. On March 25, 2004, the Company and Suez agreed to a $25.6 million working capital adjustment payable to the Company plus interest. This adjustment was not reflected in the consolidated financial statements as of December 31, 2003. We recorded the purchase price adjustment in 2004 by decreasing goodwill.

We accounted for the Acquisition using the purchase method of accounting and, accordingly, the Acquisition resulted in a new basis of accounting for us. We allocated the purchase price on the basis of our estimate of the fair value of the underlying assets acquired and liabilities assumed. We retained third party professionals to assist in the determination of a fair value of our pension and post retirement obligations. We also engaged independent appraisers to assist in determining the fair values of property, plant and equipment and intangible assets acquired, including purchased in-process research and development, trade names, trademarks, developed technology and customer relationships. We received final values from the appraisers in 2004, and we have completed our allocation of purchase price. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill, and this indefinite lived asset is subject to annual impairment review. Goodwill in the transaction, based on the final allocation of the purchase price, totaled $2,224.2 million. An allocation has been made for the fair value of research and development activities that, as of the date of the Acquisition, had commenced, but had not yet been completed, and have no alternative future use (in-process research and development). In conjunction with the independent appraisers, we estimated the fair value of in-process research and development and recorded a one-time charge of $122.3 million during the year ended December 31, 2004 as a result of the final purchase accounting entries related to the Acquisition.

In conjunction with the Acquisition, we formulated a plan to exit or restructure certain activities. We recorded liabilities of $35.5 million, primarily for employee severance and related costs, in connection with our plan to exit or restructure certain activities. As of December 31, 2004, $31.7 million has been charged against this accrual. We expect that we will complete these activities by the end of 2005.

Business Optimization Expenses

We incurred significant, nonrecurring business optimization expenses as a result of the implementation of the redesign and optimization of business and work processes, global cost reduction programs in sales, marketing, manufacturing and support service functions, and the global integration of our businesses, as follows:

	Successor		Predecessor
(dollars in millions)	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Business process optimization	$1.7	$—	$—	$—
2002 business realignment	—	0.8	18.8	8.9
2001 cost reduction and efficiency improvement	—	—	—	10.6
Nalco/Exxon integration	—	—	1.5	7.7
Integration-Nalco Chemical Company, Aquazur and Calgon	—	—	—	5.6
	$1.7	$0.8	$20.3	$32.8

Business Process Optimization

In addition to our plan to exit or restructure certain activities that was formulated in conjunction with the Acquisition, we continue to redesign and optimize our business and work processes. Business process optimization expenses, representing employee severance and related costs, were $1.7 million for the year ended December 31, 2004. We expect to incur business process optimization expenses of between $10 million to $15 million in 2005.

Sales and Marketing Integration

During 2002, we realigned our support for the petroleum, petrochemical, pulp and paper industries to provide integrated process improvement and water treatment sales and service to key customers, primarily in North America. As a result, we incurred expenses for severance, outplacement, and employee relocations for about 100 personnel.

2001 Headcount Reduction

We also implemented a plan during the second half of 2001 to reduce costs and improve efficiency throughout our organization and eliminated approximately 200 positions at Ondeo Nalco Company. Charges incurred included severance and outside consulting costs.

Nalco/Exxon Integration

As a result of acquiring Exxon's interest in the Nalco/Exxon joint venture in 2001, we incurred costs related to integrating the operations of the joint venture with our other operations, including severance, legal and tax fees.

Nalco Chemical Company, Aquazur and Calgon Integration

In November 1999, Suez acquired Nalco Chemical Company and combined Nalco Chemical Company with Aquazur and Calgon, two other subsidiaries of Suez and historical competitors of Nalco Chemical Company. In June 1999, Degremont, a Suez subsidiary, acquired Calgon Corporation for $425.0 million. Aquazur was developed over a ten-year period through organic growth and acquisitions in Europe. At the time of Nalco Chemical Company's acquisition by Suez, Nalco Chemical Company had annual sales of $1,606.0 million.

Beginning in 2000, we implemented a strategic plan to integrate the global operations of Nalco Chemical Company, Calgon and Aquazur resulting in significant nonrecurring business optimization expenses. This integration entailed the combination and realignment of the manufacturing, selling, research and administrative support functions of the three businesses to achieve optimum efficiencies and synergies. Charges incurred consisted of consulting and other outside services, certain severance expenses, retention payments, training, travel, advertising, the integration of data processing and information systems and facility closure costs. Activities related to the integration were completed at the end of 2002.

Critical Accounting Policies and Estimates

Revenue Recognition

Non-Contract Billings.    We use a variety of shipping terms that determine the passage of title for our products. We have a policy of monitoring delivery terms and cut-off dates to ensure that revenue is properly recorded. In specific cases, when title passage is based upon ultimate receipt by the customer (FOB destination) using a third-party carrier, it is necessary to estimate the delivery time and the corresponding impact on revenue recognition.

We issue credit memos for a variety of reasons, including product returns, billing and price adjustments. The credit memos are often related to a previous billing event and may impact the amount of revenue recorded. We monitor credit memo activity levels and include an estimate as a component of the revenue recognition reserve.

Contract Billings.    Contract billings are also reviewed as part of the revenue recognition process to align the periodic billings with services performed.

Impairment of Long-Lived Assets Other Than Intangibles

We conduct periodic reviews for idle equipment and review business plans for possible impairment implications. PORTA-FEED stainless steel containers, utilized to ship chemicals, represent approximately 7.4% of our property, plant and equipment and are managed globally to optimize the delivery of chemicals to customer and company sites around the world. Due to their high mobility, there is a risk that

PORTA-FEEDs could be damaged or lost in transit. We perform continuous cycle counts of our PORTA-FEEDs and when such counts are inconsistent with our tracking system, we investigate the discrepancy in order to locate the container. If the PORTA-FEED is not found, we write off the asset immediately.

We capitalize qualifying costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, consultants, interest, and payroll and payroll-related costs for employees dedicated to the development. We must use our judgment in determining whether the direct costs of materials and services consumed in developing or obtaining internal-use computer software and an employee's time and travel expenses directly associated with developing software are recoverable and should be capitalized. We base our determination on the nature and the extent of the activity that the employee is performing. A significant portion of our capitalized software costs relates to our SAP implementation and is subject to our expectation that the acquired and developed software will be completed and placed in service as anticipated.

Goodwill and Other Intangible Assets

Carrying values of goodwill, customer relationships, trademarks, trade names, patents, developed technology and other intangible assets are reviewed periodically for possible impairment using a discounted cash flow approach. The estimates and assumptions we use are consistent with the business plans and estimates we use to manage operations and to make acquisition and divestiture decisions. The use of different assumptions would increase or decrease the estimated value of future cash flows and would have increased or decreased any impairment charge taken. Future outcomes may also differ. If we fail to achieve estimated volume and pricing targets, experience unfavorable market conditions or achieve results that differ from our estimates, then revenue and cost forecasts may not be achieved, and we may be required to recognize additional impairment charges.

We capitalize qualifying costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, consultants, interest, and payroll and payroll-related costs for employees dedicated to the development. We must use our judgment in determining whether the direct costs of materials and services consumed in developing or obtaining internal-use computer software and an employee's time and travel expenses directly associated with developing software are recoverable and should be capitalized. We base our determination on the nature and the extent of the activity that the employee is performing. A significant portion of our capitalized software costs relates to our SAP implementation and is subject to our expectation that the acquired and developed software will be completed and placed in service as anticipated.

Pensions

Accounting for pensions involves the selection of a discount rate and an expected rate of return that we apply to a market-related value of plan assets. This methodology generally reduces the volatility of pension expense that would have otherwise resulted from changes in the value of the pension plan assets and pension liability discount rates. In estimating the discount rate, we look to rates of return on high quality, fixed-income investments that are expected to be available through the maturity dates of the pension benefits and receive one of the two highest ratings given by a recognized ratings agency, and we review the assumption with our actuary.

The assets in the principal domestic pension plan are diversified across equity and fixed income investments. The investment portfolio has target allocations of approximately 64% equity and 36% fixed income. Other assets such as real estate, hedge funds and private equity may be used judiciously to enhance portfolio returns and diversification.

The expected long-term rate of return is established using historical market data for each asset class as well as the target allocation. Historical markets are analyzed and long-term historical relationships between equity and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility will generate a greater return over the long run. Active management is employed in most asset classes, which also contributes to the return assumption. The total weighted-average return on each asset class supports our long-term expected rate of return assumption.

We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, consultation with our actuaries regarding the assumptions used by other large companies and consultation with our investment managers regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension expense. The expected long-term rate of return is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years in determining pension expense.

The net effect of changes in actuarial assumptions and experience has been deferred historically. As a result of the Acquisition and the application of purchase accounting, all unamortized deferrals were eliminated as of the date of the Acquisition.

Other Postretirement Benefits

Accounting for other postretirement benefits requires the selection of a discount rate and health care cost trend rates used to value benefit obligations. In estimating the discount rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency and we review the assumption with our actuary. We develop our estimate of the health care cost trend rates through review of our recent health care cost trend experience and discussions with our actuary regarding the experience of similar companies.

Environmental

Our business and operations are subject to extensive environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use and handling of hazardous substances, waste disposal and the investigation and remediation of soil and groundwater contamination. As with other companies engaged in similar manufacturing activities and providing similar services, some risk of environmental liability is inherent in our operations.

We have been named as a potentially responsible party, or PRP, by the Environmental Protection Agency or state enforcement agencies at three waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at the waste disposal sites. Our financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our operations at Garyville, Louisiana are the subject of a civil and criminal investigation by the United States Environmental Protection Agency and U.S. Department of Justice which has included interviews with current and former employees and document subpoenas. We believe the investigation may relate to the storage of used acid and leakage from a wastewater treatment tank, but could include other matters. We do not believe that any material contamination resulted from this storage and leakage. Although we believe a grand jury has not been empanelled and we would vigorously contest any criminal claims against us, we cannot predict the outcome of this investigation. We have also been named as a defendant in a number of lawsuits alleging personal injury due to exposure to hazardous substances, including multi-party lawsuits alleging personal injury in connection with our products and services. While we do not believe that based upon present information that any of these suits will be material to us, there can be no assurance that these environmental matters could not have, either individually or in the aggregate, a material adverse effect on our future financial condition or results of operations.

Historically, our expenditures relating to environmental compliance and clean up activities have not been significant. The environmental reserves represent our current estimate of our proportional clean up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean up activities, detailed review of known conditions, and information about other PRPs. The reserves are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although given the evolving nature of environmental regulations, we cannot determine whether or not a material effect on future operations is reasonably likely to occur, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlements will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position, although there can be no assurance that such impacts could not occur.

Results of Operations for 2003

The following discussion and analysis of financial condition and results of operations covers periods for the fiscal year ended December 31. For ease of comparison purposes, financial data for the period from November 4, 2003 through December 31, 2003 has been added to the financial data for the period from January 1, 2003 through November 3, 2003, to arrive at a twelve-month combined period ended December 31, 2003. This combined data may be referred to as "the year ended December 31, 2003" or "2003".

	Successor	Predecessor	Combined
(dollars in millions)	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year Ended December 31, 2003
Net sales	$460.1	$2,306.5	$2,766.6
Operating costs and expenses:
Cost of product sold	248.2	1,114.6	1,362.8
Selling, administrative and research expenses	176.4	900.7	1,077.1
Impairment of goodwill	—	244.4	244.4
Amortization of intangible assets	15.4	68.9	84.3
Business optimization expenses	0.8	20.3	21.1
Operating expenses	440.8	2,348.9	2,789.7
Operating earnings (loss)	19.3	(42.4)	(23.1)
Other income (expense), net	(2.8)	(17.3)	(20.1)
Interest income (expense), net	(49.0)	(25.6)	(74.6)
Loss before income taxes	(32.5)	(85.3)	(117.8)
Income tax provision (benefit)	(8.3)	68.7	60.4
Minority interests	0.1	(4.2)	(4.1)
Net loss	$(24.1)	$(158.2)	$(182.3)

Executive Level Overview

Our growth and cost-reduction results in 2004 matched with our priorities of reinvigorating organic growth and improving our cost structure.

For the year ended December 31, 2004, our nominal sales grew 9.6% to $3.03 billion from the 2003 base of $2.77 billion. On an organic basis (after adjusting for the favorable effects of changes in foreign currency translation rates and the net impact of acquisitions and divestitures), sales grew 5.2%.

During 2004, we also exceeded our 2004 cost reduction objective of $75 million – delivering savings of $88 million, with a full-year run rate impact of $110 million. To reach our cost objectives, the Company eliminated 380 positions from functional support areas during the past 14 months, and reinvested by adding 230 sales engineers and service technicians to our customer-facing teams.

Our net loss was $104.2 million for the year ended December 31, 2004 versus a loss of $182.3 million for 2003. Results in both years were impacted by significant special items. Net income was reduced in 2004 by a purchase accounting expense of $122.3 million for in-process research and development and by another $46.8 million for expenses related to the Acquisition, the initial public offering of common stock by Nalco Holding Company, and business optimization expenses. In 2003, a $244.4 million goodwill impairment charge reduced net income, as did another $37.9 million for other Acquisition-related charges and business optimization expenses. Net interest expense in 2004 was $128.5 million higher than in 2003 as a result of leverage established during our November 2003 Acquisition by our principal shareholders.

Nominal sales grew across Nalco's business segments during the year. Strong organic sales growth was also supported by foreign currency exchange benefits – particularly the increase in value of the euro compared to the U.S. dollar. Energy Services led sales growth with an 11.8% increase (9.3% organic), followed by Industrial and Institutional Services at 9.4% growth (5.2% organic), and Paper Services at 6.5% (2.1% organic). Other segment sales grew 15.0%, primarily as a result of sales brought to our Katayama Nalco joint venture in Japan by partner Katayama Chemical Inc. Organic sales in this segment declined 1.0%, mainly as a result of a decision made in late 2003 to reduce sales to a large, low-profit customer.

Our 8.5% organic sales increase in the three months ended December 31, 2004 marked the fourth straight quarter of improved results. On an organic basis, sales grew 3.1% in the first quarter, 4.3% in the second quarter and 4.9% in the third quarter. Looking historically, it is unusual to have fourth quarter sales outpace the third quarter. We believe we gained less than $10 million in sales in the fourth quarter from customers in Europe purchasing early to avoid risking any potential complications from our conversion to a SAP system in that region on January 1, 2005. We also recorded some sales in the fourth quarter in the sugar industry that more typically fall into the third quarter – this due to a late harvest and start to sugar-processing campaigns. While we are pleased with the strength of sales in the three months ended December 31, 2004, we are not yet convinced that sales growth at that level is sustainable.

Whether looking from a quarterly or annual perspective, our growth was geographically widespread during 2004. On a nominal sales dollar basis, sales in North America grew just over 4%. In every other region, nominal sales grew double-digits. Europe was up 16% with currency impacts playing a key role in growth. Pacific region sales increased 15%, led by strong growth in China, India and in Japan, where our new Katayama Nalco joint venture is off to a good start. In Latin America, sales grew 12% nominally.

North America sales now represent 48.4% of Company sales, followed by Europe at 32.6%, the Pacific at 11.7% and Latin America at 7.2%. We continue to expand our global business and see developments in China, India, Russia, Eastern Europe and parts of Latin America as key components of our growth plans. We expect growth in these markets to outpace growth in the United States and Canada on an ongoing basis.

Our strong sales growth results from several factors.

•	First, the general economy continues to improve. While we are not a cyclical business, it is always better for us to operate in an environment where our customers are doing well. This improvement includes stabilization in the North American paper market, which had been a drag on growth during the past several years. However, customer performance improvement appeared widespread, across multiple industries and all geographies.

•	Second, we reinvested in the business by adding and training new sales engineers and service technicians. Many of these new employees are supporting high growth rates in the emerging markets and in faster growing industry segments such as oilfield production, and food and beverage applications.

•	Third, the reorganization of our sales and marketing organization along the lines of the global industry segments we serve has provided sharper focus and improved growth strategies. This reorganization, which began in 2003, was initially distracting. However, it really began to positively impact results in 2004.

•	Fourth, we were able to develop solutions that did not require the raw materials that were in short supply where some of our competitors are lacking this research and development capability. For example, we were able to displace nearly 40% of our acrylic acid requirements as this raw material became in short supply in late 2004.

•	Finally, we introduced a number of proprietary technologies that brought true innovation to the applications or industry segments where they are used. New products and technologies are an important factor in our overall growth strategy, helping to support Nalco's image as an innovative problem solver and solutions provider. These innovations often help carry and extend related products that are further down the life-cycle curve.

Sales of 3D TRASAR cooling water stress management systems continue to run ahead of plan after being launched in North America in the second quarter. Training of sales engineers for this best-in-class cooling water technology is now underway in other regions. Development and deployment of FREEFLOW Low Dose Hydrate Inhibitors (LDHI) helped Nalco expand its flow assurance and asset integrity leadership at Deepwater oil and gas exploration and production sites. A new line of grade-based SMART Solutions technologies is being launched in the paper industry to improve customer operating efficiencies and finished product quality.

While sales were good during 2004, we also faced numerous challenges we need to continue to address. We clearly noticed the impact of raw material cost pressures, significantly elevated freight costs and mix issues. Pricing improvement only partially offset these issues. We made progress on obtaining price increases during 2004, but clearly not enough progress to keep up with the pace of cost increases. A number of price increases accepted in the fourth quarter 2004 took effect on January 1 and February 1, 2005. In late February 2005, we announced an additional round of price increases in our Industrial and Institutional Services division. We anticipate continued cost increases so our prices will also need to continue to rise – and with more discipline and speed than we showed at times in 2004.

Our performance, combined with some one-time events, allowed us to pay more than $240 million toward our debt.

Debt repayments during 2004 were primarily achieved through cash provided by operating activities of $237.2 million, of which nearly 40% was used to fund net capital expenditures of $91.8 million. In addition, a reduction in cash on hand of $66.8 million, a purchase price adjustment for the Acquisition of $25.3 million and a capital injection from management of $9.3 million contributed to debt reduction. Cash generated by operating activities for 2004 was reduced by a $35.0 million payment to settle a monitoring fee arrangement with our principal shareholders.

2005 Expectations

Even with a good year and good fourth quarter, our expectations remain the same: 5% base business organic sales growth supported by additional growth as we begin strategic development of alternate channels. We expect alternate channels to be adding to our growth rate at a 2% annual run-rate by year-end 2006. We also intend to continue delivering double-digit EBITDA growth and to pay down well over $200 million in debt during the year. We have set an improved growth path for Nalco and intend to continue moving in this direction.

The third quarter of 2004, at 4.9% organic growth, was just shy of our 5% target. While the fourth quarter surpassed our target with 8.5% organic growth, we believe a significant part of this above-target performance was likely drawn from the first quarter of 2005. We believe customers bought in advance of our information systems conversion in Europe, and may have also bought ahead in the face of raw material shortages and impending price increases. Therefore, we believe that a 5% growth target for our base business is still correct.

Nalco successfully completed conversion of the information system in Europe to SAP in early January. This will substantially lower information technology capital demands in 2005. The decline in information technology capital spending will be offset by increased investment in our supply chain and particularly in providing reactor capacity for some fast-growing product lines. In total, our capital spending is expected to continue in the range of $100 million.

Raw material supply shortages and capacity constraints on a few polymer lines continue to challenge Nalco's supply chain, driving higher-than-normal costs. Rapid growth in demand in the third and fourth quarters of 2004 contributed to capacity constraints for some product lines, although we were able to meet this rapid demand growth through substantial productivity improvements.

We intend to develop our growth by focusing on select geographies, market segments and technologies that enable faster-than-market growth rates.

Cost control actions will also continue to move forward. We expect to use work process redesign to drive an added cost savings benefit of $75 million in 2005. These savings will more than offset increased salaries and benefits, one-time and inflationary cost increases, and investments in sales engineers, service technicians and research programs. In addition, we expect a bottom-line benefit from continuing sales growth and margin recapture.

Our effective tax rate should be around 50% for 2005. This high effective tax rate results from the normal repatriation of earnings from our non-U.S. subsidiaries to pay down our Acquisition debt in the United States.

As for debt repayment expectations for 2005, we intend to use our Free Cash Flow to continue to reduce our outstanding debt. We intend to focus these payments first on Term Loan A, on which we are paying 250 basis points over LIBOR, before proceeding to pay down Term Loan B at 200 basis points over LIBOR. We are not able to begin reducing some of our higher rate debt until we have extinguished these term loans. Our current weighted average cost of debt is 6.4% with $1.4 billion in variable rate debt and $1.7 billion in fixed rate obligations.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net sales for the years ended December 31, 2004 and December 31, 2003 may be compared as follows:

	Year Ended			Attributable to Changes in the Following Factors
(dollars in millions)	December 31, 2004	December 31, 2003	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,402.0	$1,282.1	9.4%	4.4%	(0.2)%	5.2%
Energy Services	805.4	720.1	11.8%	3.7%	(1.2)%	9.3%
Paper Services	663.0	622.8	6.5%	3.8%	0.6%	2.1%
Other	162.9	141.6	15.0%	4.2%	11.8%	(1.0)%
Net sales	$3,033.3	$2,766.6	9.6%	4.1%	0.3%	5.2%

Net sales for the year ended December 31, 2004 were $3,033.3 million, a 9.6% increase over the $2,766.6 million reported for the year ended December 31, 2003. After adjusting for the favorable effects of changes in foreign currency translation rates and the net impact of acquisitions and divestitures, net sales were up 5.2%. Several factors contributed to the strong growth in sales, including:

•	The improvement in the general economy.

•	The addition of new sales engineers and service technicians, many of whom are supporting high growth rates in the emerging markets and in faster growing industry segments such as oilfield production and food and beverage applications.

•	The reorganization of the Company's sales and marketing organization along the lines of the global industry segments served, which was initiated in 2003 and began to positively impact results in 2004.

•	The Company's ability to develop solutions that did not require raw materials that were in short supply, while some of the Company's competitors lacked this research and development capability.

•	The introduction of several proprietary technologies that brought true innovation to the applications or industry segments where they are used.

The Energy Services division reported organic growth in sales of 9.3% over last year, with double-digit improvements posted by both of its upstream business groups. Led by its global mining business, the Industrial and Institutional Services division reported a 5.2% organic increase in sales. Paper Services division sales were up 2.1% on an organic basis compared to a year ago, mainly due to new business gained and good growth in the Pacific region, Europe and Latin America, offset by the lingering effect of price and contract concessions in North America in 2003. The unfavorable organic growth in "other" is mainly due to the decision made last year to reduce certain low-margin business with a major customer, slightly offset by organic growth in India. The effect of this decision also reduced the organic growth of total net sales by 0.3%.

Gross profit, defined as the difference between net sales and costs of products sold, of $1,481.1 million for the year ended December 31, 2004 increased by $77.3 million, or 5.5%, over the $1,403.8 million reported for the year ended December 31, 2003. Adjusted for the favorable effect of changes in foreign currency translation rates and the net unfavorable impact of acquisitions and divestitures, gross profit increased by $18.9 million, or 1.3%. Significant factors contributing to the favorable organic change in gross profit were the aforementioned increase in sales volumes, which favorably impacted gross profit by approximately $79.5 million, but which was partly offset by margin erosion mainly due to product mix ($48.0 million), raw material cost increases ($20.3 million) and freight increases ($7.9 million). Gross profit margin for the year ended December 31, 2004 declined to 48.8% from 50.7% for the same period last year.

Selling, administrative, and research expenses for the year ended December 31, 2004 of $1,065.3 million decreased by $11.8 million, or 1.1%, from the $1,077.1 million for the year ended December 31, 2003. Adjusted for the unfavorable effects of changes in foreign currency translation rates and the impact of acquisitions and divestitures, selling, administrative, and research expenses decreased by $53.0 million, or 4.9%, primarily due to spending reductions initiatives launched in the fourth quarter 2003 and tightened spending controls in 2004.

Impairment of goodwill of $244.4 million was recorded by the Predecessor during the period from January 1, 2003 through November 3, 2003, and resulted from the Predecessor's evaluation of its goodwill, based on the purchase price for the Acquisition and the fair value of its assets and liabilities.

Amortization of intangible assets was $96.3 million and $84.3 million for the year ended December 31, 2004 and 2003, respectively. The increase resulted from higher amortization of intangible assets as a result of the Acquisition.

In-process research and development was a one-time charge of $122.3 million recorded during the year ended December 31, 2004, as a result of final purchase accounting entries related to the Acquisition. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use.

Business optimization expenses of $1.7 million for the year ended December 31, 2004 were attributable to employee severance and related costs associated with work process redesign efforts. Business optimization expenses of $21.1 million for the year ended December 31, 2003 were mostly attributable to the Predecessor's sales and marketing business realignment launched in 2002.

Other income (expense), net was an expense of $43.3 million and $20.1 million for the year ended December 31, 2004 and 2003, respectively. This $23.2 million increase is primarily attributable to the payment of a $35.0 million fee in 2004 for the termination of monitoring services provided by affiliates of the Sponsors under a Monitoring Fee Agreement entered into on the date of the Acquisition. In addition, Sponsor monitoring fees were $11.2 million for the year ended December 31, 2004, whereas Suez management fees paid by the Predecessor and Sponsor monitoring fees paid by the Successor were a combined $4.7 million for the year ended December 31, 2003. These unfavorable variations from last year were partly offset by a $10.4 million charge incurred by the Predecessor in 2003 resulting from the discontinuance of hedge accounting for an interest rate swap and a $5.3 million loss on the sale of the Predecessor's South African subsidiary.

Net interest expense, defined as the combination of interest income and interest expense, of $203.1 million for the year ended December 31, 2004 increased by $128.5 million from the $74.6 million reported for the year ended December 31, 2003. The increase is due primarily to the interest charges incurred on the new debt used to finance the Acquisition.

The effective tax rate, excluding the impact of the aforementioned charge for purchased IPR&D, was 66.5% for the year ended December 31, 2004 compared to an effective tax rate in 2003 of 47.7%, excluding the impact of the goodwill impairment. The increase in the effective tax rate is primarily caused by onetime tax costs of restructuring to more efficiently repatriate certain foreign earnings.

	Year ended
(dollars in millions)	December 31, 2004	December 31, 2003
Earnings (loss) before income taxes as reported	$(50.9)	$(117.8)
Add back:
In-process R&D	122.3	—
Goodwill impairment	—	244.4
Adjusted earnings (loss) before income taxes	$71.4	$126.6
Income tax provision (benefit) as reported	$47.5	$60.4
Effective income tax rate	66.5%	47.7%

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004. The Act includes a onetime incentive for American companies to repatriate earnings from their foreign subsidiaries and invest those earnings in the United States. This incentive takes the form of an 85% dividends received deduction for certain dividends from controlled foreign corporations. Under this legislation, the Company could repatriate in 2005 as much as $500 million of overseas earnings that are eligible for the 85% dividends received deduction. If we were to do so, the $500 million of dividends would be subject to U.S. income tax (and potentially foreign withholding taxes), thereby potentially increasing our effective tax rate. The amount of dividends we will repatriate and the related tax expense have not yet been determined.

Minority interest expense was $1.7 million higher than the $4.1 million for the year ended December 31, 2003, resulting mostly from higher earnings reported by all of our majority-owned subsidiaries and the addition of our new joint venture with Katayama Chemical Inc. These increases were partly offset by the impact of the sale of the Predecessor's South African subsidiary in 2003.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net sales for the years ended December 31, 2003 and December 31, 2002 may be compared as follows:

	Year Ended			Attributable to Changes in the Following Factors
(dollars in millions)	December 31, 2003	December 31, 2002	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,282.1	$1,215.9	5.4%	6.3%	(0.3)%	(0.6)%
Energy Services	720.1	682.5	5.5%	2.9%	—	2.6%
Paper Services	622.8	605.8	2.8%	4.5%	1.3%	(3.0)%
Other	141.6	140.1	1.1%	11.9%	(14.0)%	3.2%
Net sales	$2,766.6	$2,644.3	4.6%	5.3%	(0.6)%	(0.1)%

Net sales for the year ended December 31, 2003 were $2,766.6 million, a $122.3 million, or 4.6%, increase over the $2,644.3 million reported for the year ended December 31, 2002. After adjusting for the favorable effects of changes in foreign currency translation rates, net sales were down $18.3 million, or 0.7%, as a result of a $14.7 million net decrease attributable to divestitures and acquisitions, as well as a slight operational decrease of $3.6 million. In addition to the unspecified volume and price reductions that resulted from the distractions to our sales force and customers caused by the sales reorganizations in North America and the Pacific region and the sale of the Company, specific factors impacting the operational decrease included a $16.2 million sales decrease in Venezuela caused by a national strike due to political turmoil and a $15.0 million decrease in sales due to paper mill shutdowns in North America caused by customer bankruptcies and lower demand. These shortfalls were offset by positive growth in the upstream business of Energy Services, the Global Mining Business and the Emerging Markets regions of Industrial and Institutional Services.

Gross profit, defined as the difference between net sales and costs of products sold, of $1,403.8 million for the year ended December 31, 2003 increased by $25.6 million, or 1.9%, over the $1,378.2 million reported for the year ended December 31, 2002. Adjusted for the favorable effects of changes in foreign currency translation rates, gross profit decreased by $46.5 million, or 3.4%. Nearly half of this decline was attributable to expensing a portion of the adjustment made to increase inventories to fair value at the date of the Acquisition. Other specific factors that contributed to the decline in gross profit included the net effect of divestitures and acquisitions ($6.4 million), the effect of pricing concessions made to Paper Services customers in North America ($2.5 million), unfavorable mix resulting from increased sales of low margin commodity polymers by Paper Services in North America ($1.9 million), and unfavorable mix between upstream and downstream sales by Energy Services ($3.1 million). Gross profit was also negatively impacted by inventory disposals and PORTA-FEED write-offs of $1.8 million and $1.0 million, respectively. Lower sales volumes accounted for $1.9 million of the decrease in gross profit. Other factors contributing to the gross profit decline included unfavorable mix caused by an increase in legislated Synfuel sales in mining markets served by Industrial and Institutional Services, as well as general price pressure in most markets. Gross profit margin for the year ended December 31, 2003 declined to 50.7% from 52.1% for the same period last year, largely as a result of the aforementioned factors. The expensing of a portion of the adjustment made to increase inventories to fair value at the date of the Acquisition accounted for more than half of the change in gross profit margin.

Selling, administrative, and research expenses for the year ended December 31, 2003 of $1,077.1 million increased by $85.1 million, or 8.6%, from $992.0 million for the year ended December 31, 2002. Adjusted for the unfavorable effects of changes in foreign currency translation rates, selling, administrative, and research expenses increased by $38.6 million, or 3.9%, primarily due to the non-recurring costs associated with the sale of the Company and a non-cash write-off of an asset by the Predecessor.

Business optimization expenses for the year ended December 31, 2003 and 2002 were $21.1 million and $32.8 million, respectively. The decrease is due to the completion of various integration processes in 2002, partially offset by costs associated with the sales and marketing business realignment launched in 2002.

Amortization of intangible assets was $84.3 million and $89.2 million for the year ended December 31, 2003 and 2002, respectively. The decrease resulted from the preliminary purchase accounting adjustments as a result of the Acquisition.

Goodwill impairment of $244.4 million was recorded by the Predecessor during the period from January 1, 2003 through November 3, 2003 in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Goodwill was evaluated for impairment based on the purchase price for the Predecessor.

Other income (expense), net was a net expense of $20.1 million and a net income of $3.4 million for the year ended December 31, 2003 and 2002, respectively. This change was primarily attributable to a $10.4 million charge in 2003 resulting from the Predecessor's termination of an interest rate swap due to the Acquisition and a $5.3 million loss on the sale of the Predecessor's South African subsidiary in 2003, and a $12.4 million gain on sale of the additives business in 2002. These unfavorable variations compared to the year ended December 31, 2002 were partially offset by favorable changes in franchise taxes and foreign currency exchange adjustments.

Net interest expense, defined as the combination of interest income and interest expense, of $74.6 million for the year ended December 31, 2003 increased by $43.9 million from the $30.7 million reported for the year ended December 31, 2002. The increase is due primarily to the interest charges incurred on the new debt used to finance the acquisition of the Company.

The effective tax rate, excluding the impact of the aforementioned goodwill impairment charge, was 47.7 % for the year ended December 31, 2003 compared to an effective tax rate of 44.4% for the year ended December 31, 2002. The effective tax rate increased primarily due to the sale of the Predecessor's South African subsidiary, which created tax expense, despite a pretax loss under U.S. GAAP.

	Year ended
(dollars in millions)	December 31, 2003	December 31, 2002
Earnings (loss) before income taxes as reported	$(117.8)	$236.9
Add back:
Goodwill impairment	244.4	—
Adjusted earnings (loss) before income taxes	$126.6	$236.9
Income tax provision (benefit) as reported	$60.4	$105.2
Effective income tax rate	47.7%	44.4%

Minority interest expense was $0.8 million higher than the $3.3 million for the year ended December 31, 2002, reflecting higher earnings reported by majority-owned subsidiaries in Saudi Arabia and South Africa.

Liquidity and Capital Resources

Operating activities.    Historically, the Company's main source of liquidity has been its solid cash flow generated by operating activities. For the year ended December 31, 2004, cash provided by operating activities was $237.2 million, a $4.1 million increase from the same period last year, despite significantly higher interest payments in 2004 as a result of the Acquisition and higher working capital requirements.

For the year ended December 31, 2003, cash provided by operating activities was $233.1 million (comprised of $88.7 million for the period from November 4, 2003 through December 31, 2003 and $144.4 million for the Predecessor during the period from January 1, 2003 through November 3, 2003), a decrease of $90.0 million from the year ended December 31, 2002. The decrease was primarily the result of higher working capital requirements in 2003, most notably income taxes payable to the Predecessor's shareholder. The Predecessor also had $87.0 million of net cash outflows for its accounts receivable securitization program during 2003. This program was terminated in October 2003. During 2002, the Predecessor contributed $90.0 million to the principal domestic pension plan.

Investing activities.    Cash used for investing activities was $72.9 million for the year ended December 31, 2004. Net property additions of $91.8 million were partly offset by a $25.3 million purchase price adjustment related to the Acquisition. Slightly more than one-third of the capital spending was attributable to the Company's implementation of a common information systems platform in North America and Europe.

For the year ended December 31, 2003, cash used in investing activities was $4,157.4 million (comprised of $4,145.1 million for the period from November 4, 2003 through December 31, 2003 and $12.3 million for the Predecessor during the period from January 1, 2003 through November 3, 2003), of which $4,127.1 million was related to the Acquisition. Net property additions were $101.2 million in 2003, slightly lower than the $108.3 million for the year ended December 31, 2002. Business acquisitions, net of divestitures, was $10.1 million for the year ended December 31, 2003. Business acquisitions in 2003 included $12.5 million to acquire the remaining interest in the Predecessor's 40%-owned Swiss affiliate and $10.9 million for the purchase of a company in the U.K. from a related Suez company. Net proceeds from divestitures totaled $13.3 million during the year ended December 31, 2003, which was mostly attributable to the sale of the Predecessor's South African subsidiary. Net cash received by the Predecessor from notes receivable from related parties was $98.3 million during 2003.

For the year ended December 31, 2002, cash used in investing activities was $126.1 million. During the year, the Predecessor received net proceeds of $12.8 million from the sale of a business,

and it purchased two businesses for $10.1 million, net of cash acquired. The Predecessor made net cash advances of $36.2 million to related parties in 2002.

Financing activities.    Net cash used for financing activities totaled $231.9 million during the year ended December 31, 2004, which was mostly comprised of net debt repayments of $242.0 million and additional capital contributions of $11.0 million.

Net cash provided by financing activities totaled $4,130.3 million during the period from November 4, 2003 through December 31, 2003. This was primarily comprised of net borrowings of $3,221.7 million and a $1,001.9 million capital contribution from the Company's unitholder which were used to finance the acquisition of the Company and to pay $92.4 million of costs to obtain the debt financing. Net cash used by the Predecessor for financing activities during the period from January 1, 2003 through November 3, 2003 totaled $234.2 million, which was attributable to a net decrease in borrowings of $280.4 million and dividends paid of $29.0 million, partly offset by capital contributions of $77.7 million.

During the year ended December 31, 2002, net cash used by the Predecessor for financing activities totaled $232.7 million. A net decrease in borrowings of $255.4 million and dividend payments of $122.3 million were partly offset by proceeds of $144.8 million from the sale and leaseback of the corporate facility.

Prior to the Transactions, Ondeo Nalco Group obtained short-term financing in the United States from Suez Finance LP, a finance company operated by Suez to provide funding to its North American subsidiaries, rather than from external sources. In December 2001, Ondeo Nalco Group entered into a $150.0 million off-balance sheet accounts receivable securitization facility that allowed it to periodically transfer undivided interests in most of its U.S. trade receivables. This facility was terminated in October 2003 in anticipation of the sale of Ondeo Nalco Group by Suez.

Since the Transactions, we have been highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility and a $100 million receivables facility, in each case subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

Senior credit facilities.    Our revolving credit facility is part of our senior credit facilities that were entered into on November 4, 2003. Our senior credit facilities also include a $300 million term loan A facility (which includes an €88.0 million tranche) maturing on November 4, 2009 and a $1,300 million term loan B facility maturing on November 4, 2010. Borrowings under the senior credit facilities bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the revolving credit facility and the term loan A facility is 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR or Eurocurrency borrowings and may be reduced subject to our attaining certain leverage ratios. The applicable margin for borrowings under the term loan B facility is 1.50% with respect to base rate borrowings and 2.00% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under the term loan B facility is not subject to adjustment.

In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50%. We also pay customary letter of credit fees.

The term loan A facility will amortize each year in quarterly amounts at a rate of 5% per annum in year one, 10% per annum in year two, 15% per annum in year three, 20% per annum in year four and 25% per annum in each of years five and six. In addition to the $15.3 million of scheduled payments due for the year ended December 31, 2004, we repaid an additional $82.6 million using cash generated from operations and proceeds from the accounts receivable securitization facility.

The term loan B facility will amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on

November 4, 2010. In addition to the $13.0 million of scheduled payments due for the year ended December 31, 2004, we repaid an additional $206.0 million using cash generated from operations and proceeds from the accounts receivable securitization facility.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. As of December 31, 2004, there were no outstanding borrowings under the revolving credit facility. We repaid $15.0 million of revolving facility loans during the year ended December 31, 2004 using cash generated from operations.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries' ability, including Nalco Company, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at December 31, 2004.

Senior notes and senior subordinated notes.    As part of the Transactions, in November 2003, Nalco Company issued $665 million aggregate principal amount of 7¾% U.S. dollar-denominated senior notes due 2011, €200 million aggregate principal amount of 7¾% euro-denominated senior notes due 2011, $465 million aggregate principal amount of 8 7/8% U.S. dollar-denominated senior subordinated notes due 2013 and €200 million aggregate principal amount of 9% euro-denominated senior subordinated notes due 2013.

The indentures governing the senior notes and senior subordinated notes limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase certain capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the indentures governing the senior notes and senior subordinated notes permit the Company and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Covenant compliance.    The breach of covenants in our senior credit agreement that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA is used to determine our compliance with many of the covenants contained in the indentures governing the notes and in our senior credit agreement. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior credit facility. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

Adjusted EBITDA is calculated as follows:

	Successor	Successor	Predecessor	Predecessor
(dollars in millions)	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Net income (loss)	$(104.2)	$(24.1)	$(158.2)	$128.4
Interest, net	203.1	49.0	25.6	30.7
Income tax provision (benefit)	47.5	(8.3)	68.7	105.2
Depreciation	114.3	22.5	101.8	134.7
Amortization	96.3	15.4	68.9	89.2
EBITDA	357.0	54.5	106.8	488.2
Non-cash charges (1)	174.4	23.9	268.7	31.2
Business optimization expenses (2)	1.7	0.8	20.3	32.8
Unusual items (3)	45.9	6.3	48.5	(33.3)
Other adjustments (4)	6.3	1.5	(3.4)	(2.1)
Cost savings (5)	—	5.0	25.0	30.0
Adjusted EBITDA	$585.3	$92.0	$465.9	$546.8

(1)	Non-cash charges are further detailed on the following table:

	Successor	Successor	Predecessor	Predecessor
(dollars in millions)	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Impairment of goodwill	$—	$—	$244.4	$—
In-process research and development	122.3	—	—	—
Inventory step-up	14.6	21.2	—	—
Asset write-offs	1.1	—	4.2	18.3
Profit sharing expense and 401(k) funded by Suez	27.8	4.0	20.0	12.1
Other	8.6	(1.3)	0.1	0.8
Non-cash charges	$174.4	$23.9	$268.7	$31.2

Impairment of goodwill

Goodwill impairment of $244.4 million was recorded by the Predecessor in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill was evaluated for impairment based on the purchase price for the Predecessor.

In-process Research and Development

In-process research and development was a one time charge of $122.3 million recorded during the year ended December 31, 2004, as a result of purchase accounting entries related to the Acquisition.

Inventory Step-Up

As a result of purchase accounting for the Acquisition, we wrote up our inventory to fair value and subsequently charged the write up to cost of sales as the inventory was sold.

Profit Sharing and 401(k) Expense Funded by Suez

In conjunction with the Acquisition, we entered into an agreement with Suez whereby Suez will reimburse us for certain profit-sharing and 401(k) matching contributions made by us to the Profit-Sharing Trust.

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests. Successor non-cash charges also includes the non-cash portion of rent expense under the sublease that we entered into with Suez in conjunction with the Acquisition.

(2)	Business optimization expenses for 2004 include costs associated with the redesign and optimization of business and work processes. Business optimization expenses for 2003 and 2002 include cost associated with the integration of the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture and the implementation of global cost reduction programs in the sales, marketing, manufacturing and support services operations. See note 20 to Item 8 for more information.

(3)	Unusual items are further detailed on the following table:

	Successor	Successor	Predecessor	Predecessor
(dollars in millions)	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Pension and OPEB settlement and curtailment	$—	$(0.1)	$7.9	$(47.6)
Loss (gain) on sales, net of expenses	0.2	1.1	12.4	(7.8)
Other unusual items (a)	45.7	5.3	25.7	19.4
Suez management fees, net	—	—	2.5	2.7
	$45.9	$6.3	$48.5	$(33.3)

(a)	Our results for 2004 were impacted by the effects of certain other unusual items, including a $35.0 million charge for the termination of the Monitoring Fee Agreement with affiliates of the Sponsors; expenses associated with the registration of publicly tradable senior notes and senior subordinated notes that were exchanged for the privately placed notes issued in connection with the Transactions; costs related to changing the name of our operating company from Ondeo Nalco Company to Nalco Company; and other Transaction-related expenses. In 2003, our results were impacted by the effects of certain other unusual items including a termination charge for the settlement of an interest rate swap; executive severance and relocation expenses; legal and environmental expenses that mainly related to events that occurred prior to Suez's 1999 acquisition of Nalco Chemical Company and litigation costs not covered by our excess liability insurance policy; and consultancy expenses incurred on behalf of Suez. Our results in 2002 were impacted by consultancy costs for process reengineering studies associated with our cost reduction programs and other consultancy services performed on behalf of Suez; one-time pension and benefit expenses primarily related to the redesign of our Australian benefit plan and the application of regulatory changes in Germany; and legal and environmental expenses that mainly related to events that occurred prior to Suez's 1999 acquisition of Nalco Chemical Company and litigation costs not covered by our excess liability insurance policy.

(4)	We are required to make adjustments to EBITDA for monitoring fees paid to the Sponsors, franchise taxes, 401(k) matching contributions and other pro forma adjustments. These pro forma adjustments include purchase accounting adjustments for pensions and the incremental rent expense we will incur under our sublease with Suez.

(5)	Our financing agreements also permit us to adjust EBITDA on a pro forma basis for certain cost savings that we expect to achieve. We initiated a comprehensive cost reduction plan that was expected to yield annual savings of at least $30 million on a proforma basis in 2003. We implemented this plan immediately upon consummation of the Acquisition. The remainder of our cost reduction plan is expected to realize incremental efficiencies through work process redesign and other targeted cost improvement programs, which address inefficiencies in our administrative and overhead functions, as well as other support functions around the world.

Our covenant levels and ratios for the year ended December 31, 2004 are as follows:

	Covenant Level at December 31, 2004	Ratios
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.65x	3.01x
Maximum net debt to Adjusted EBITDA ratio	6.75x	5.27x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.01x

(1)	Our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio starting at a minimum of 1.65x and a net debt to Adjusted EBITDA ratio starting at a maximum of 6.75x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $1,299.4 million that was outstanding under our term loan facilities as of December 31, 2004) and investments in similar business and other investments equal to 6% of Nalco Holdings LLC consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of December 31, 2004, the aggregate outstanding balance under these local lines of credit was approximately $14.3 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    Nalco Company entered into a receivables facility on June 25, 2004 that provides up to $100.0 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company's senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions. At the closing, we received $92.0 million in proceeds, which we used to repay term loans under the senior credit facilities.

In connection with the receivables facility we established a wholly owned consolidated bankruptcy-remote special purpose subsidiary, Nalco Receivables LLC (the "transferor"), to which Nalco Company and one of its domestic subsidiaries (the "sellers") sell trade accounts receivable (the "receivables") pursuant to a receivables purchase agreement. Pursuant to a receivables transfer agreement, the transferor then transfers an undivided interest in the purchased receivables to the commercial paper conduit or the related bank sponsor (the "transferees") in exchange for cash. The transferor's purchase of receivables from the sellers is financed through the simultaneous transfer of this undivided interest in the purchased receivables, together with cash contributed to it by Nalco Company and the advances made by the sellers under an intercompany note.

Nalco Company, as the receivables collection agent, services, administers and collects the receivables under the receivables transfer agreement for which it receives a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. Borrowings under the receivables facility bear interest at a floating base rate plus a usage fee. The usage fee varies based upon our leverage ratio as calculated under the senior credit facilities and is currently 1.10% of the amount funded. In addition, the transferor is required to pay a fee on the unused portion of the receivables facility that varies based upon the same ratio and is currently 0.35% of the unused portion of the commitments. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility.

Based on the terms of this facility and on the criteria described above, as of December 31, 2004, approximately $143.8 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $99.5 million would have been available for funding. As of December 31, 2004, we had $97.3 million of outstanding borrowings under this facility.

This facility is treated as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Contractual Obligations and Commitments

The following table summarizes our expected cash outflows resulting from our contractual obligations as of December 31, 2004:

	Payments Due By Period
(dollars in millions)	Total	2005	2006 to 2007	2008 to 2009	2010 and beyond
Contractual Obligations:
Debt obligations:
Principal	$3,101.4	$0.8	$157.0	$187.8	$2,755.8
Interest	1,424.4	197.3	395.1	381.4	450.6
Total debt obligations	$4,525.8	$198.1	$552.1	$569.2	$3,206.4
Operating lease obligations(1)	284.5	17.9	27.5	20.9	218.2
Purchase obligations(2)	—	—	—	—	—
Other long-term liabilities(3)(4)	347.6	21.0	114.6	75.2	136.8
Total	$5,157.9	$237.0	$694.2	$665.3	$3,561.4

(1)	Represents future minimum rental payments related to administrative, research, manufacturing, and warehouse facilities. Operating leases are also in place for vehicles and office equipment, the amounts of which are not readily available.

(2)	Excluded from the table are open purchase orders for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

(3)	Does not reflect obligations under the Contribution Agreement relating to our Profit Sharing and Savings Plan, for which Suez has agreed to reimburse us.

(4)	The amounts in long-term liabilities represent our expected minimum pension funding requirements for the principal domestic defined benefit pension plan through 2014. Amounts beyond 2014 are not reasonably estimable.

Our contractual obligations and commitments over the next several years are significant. Our primary source of liquidity will continue to be cash flow generated from operations. In the period January 1, 2002 through December 31, 2004 our cumulative cash flow from operations was $793.4 million. We have availability under a $250 million revolving credit facility to assist us, if required, in meeting our working capital needs and other contractual obligations. This multi-year revolving credit facility matures in November 2009. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. At December 31, 2004, there were no outstanding borrowings under the $250 million revolving credit facility, excluding $35.3 million of outstanding letters of credit.

We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements. Our ability to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

The following table summarizes our expected cash outflows resulting from commercial commitments as of December 31, 2004. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Amount of Commitment Expiration Per Period
(dollars in millions)	Total	2005	2006 to 2007	2008 to 2009	2010 and beyond
Commercial Commitments:
Standby letters of credit (1)	$47.9	$46.4	$1.4	$0.1	$—
Guarantees	—	—	—	—	—
Other commercial commitments	4.8	1.5	3.3	—	—
Total	$52.7	$47.9	$4.7	$0.1	$—

(1)	The final maturity of current instruments is subject to annual renewal.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Early adoption is encouraged for periods in which financial statements have not yet been issued.

The Company elected to adopt SFAS No. 123(R) as of October 1, 2004, using the modified-prospective transition method. Compensation cost charged to earnings for the Company's equity compensation plan was $0.1 million for the year ended December 31, 2004. No share-based compensation was charged to earnings by the Successor during the period from November 4, 2003 through December 31, 2003 or by the Predecessor during the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002, since no share-based compensation plans existed during those periods.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, SFAS No. 151 requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on the financial statements of the Company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to inherent risks attributed to operating in a global economy. We may utilize derivative financial instruments as necessary to manage foreign currency exchange rate risks. We manage foreign currency exchange risk arising from financial activities pursuant to our corporate guidelines. Forward contracts and, occasionally, swaps and options are utilized to protect these cash flows from adverse movements in exchange rates, and we account for these instruments by marking them to market at each balance sheet date. In addition, we use certain foreign currency debt as a hedge of the foreign currency exposure of a portion of our net investment in foreign operations.

Upon issuance, we designated the €200.0 million aggregate principal amount of 7¾% senior notes due 2011, the €200.0 million aggregate principal amount of 9% senior subordinated notes due 2013, and the €88.0 million term loan as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. For the year ended December 31, 2004, we recorded a $44.7 million non-cash pretax loss in the accumulated foreign currency translation adjustment account related to this hedge. No hedge ineffectiveness was recorded in income.

We also manage operational (transactional) foreign currency risk, particularly in emerging markets, by closely managing both pricing and raw material sourcing. Risks associated with foreign exchange translation exposures are not hedged.

We have exposure to fluctuations in foreign currency exchange rates. Based on our derivative foreign currency instruments outstanding at December 31, 2004 and 2003, a 10% strengthening or weakening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a gain or loss in fair values of less than $5.1 million and $2.0 million, respectively.

At December 31, 2004, we had $1,408.9 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $14.1 million per year.

Our sensitivity analysis of the effects of the changes in interest rates and foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The analysis also does not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under the contracts. We view derivative financial instruments as a risk management tool and do not use them for speculative or trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Financial Statements

Year ended December 31, 2004 (Successor)
Period from November 4, 2003 through December 31, 2003 (Successor)
Period from January 1, 2003 through November 3, 2003 (Predecessor)
Year ended December 31, 2002 (Predecessor)

Report of Independent Registered Public Accounting Firm	53
Consolidated and Combined Financial Statements
Consolidated Balance Sheets	54
Consolidated and Combined Statements of Operations	55
Consolidated and Combined Statements of Unitholder's and Shareholders' Equity	56
Consolidated and Combined Statements of Cash Flows	58
Notes to Consolidated and Combined Financial Statements	60

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholder of Nalco Holdings LLC

We have audited the accompanying consolidated balance sheets of Nalco Holdings LLC and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, unitholder's equity, and cash flows for the year ended December 31, 2004 and for the period from November 4, 2003 to December 31, 2003 (Successor), and the combined statements of operations, shareholders' equity, and cash flows of Ondeo Nalco Group (companies listed in Note 2) for the period from January 1, 2003 to November 3, 2003 and for the year ended December 31, 2002 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nalco Holdings LLC and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 and for the period from November 4, 2003 to December 31, 2003 (Successor), and the combined results of Ondeo Nalco Group's operations and its cash flows for the period from January 1, 2003 to November 3, 2003 and for the year ended December 31, 2002 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 4, 2005

Nalco Holdings LLC and Subsidiaries
Consolidated Balance Sheets
(dollars in millions)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$33.2	$100.0
Trade accounts receivable, less allowances of $21.1 and $21.0 in 2004 and 2003, respectively	594.2	482.9
Inventories	313.5	295.1
Deferred income taxes	44.2	54.6
Prepaid expenses and other current assets	45.9	43.0
Total current assets	1,031.0	975.6
Property, plant, and equipment, net	847.3	865.6
Goodwill	2,368.3	2,500.1
Other intangible assets, net	1,323.6	1,408.9
Deferred financing costs	63.8	75.0
Receivable from former shareholder	87.2	117.3
Other noncurrent assets	212.5	221.3
Total assets	$5,933.7	$6,163.8
Liabilities and unitholder's equity
Current liabilities:
Accounts payable	$261.9	$155.9
Accrued expenses	168.7	193.9
Accrued compensation	105.8	77.1
Short-term debt	17.7	51.9
Income taxes	37.2	50.0
Total current liabilities	591.3	528.8
Long-term debt	3,100.6	3,262.8
Deferred income taxes	501.5	624.0
Accrued pension benefits	411.7	374.1
Other liabilities	296.8	293.5
Minority interest	14.1	11.6
Commitments and contingencies	—	—
Unitholder's equity	1,017.7	1,069.0
Total liabilities and unitholder's equity	$5,933.7	$6,163.8

See notes to consolidated and combined financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Statements of Operations
(dollars in millions)

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Net sales	$3,033.3	$460.1	$2,306.5	$2,644.3
Operating costs and expenses:
Cost of product sold	1,552.2	248.2	1,114.6	1,266.1
Selling, administrative, and research expenses	1,065.3	176.4	900.7	992.0
Impairment of goodwill	—	—	244.4	—
Amortization of intangible assets	96.3	15.4	68.9	89.2
In-process research and development	122.3	—	—	—
Business optimization expenses	1.7	0.8	20.3	32.8
Total operating costs and expenses	2,837.8	440.8	2,348.9	2,380.1
Operating earnings (loss)	195.5	19.3	(42.4)	264.2
Other income (expense), net	(43.3)	(2.8)	(17.3)	3.4
Interest income	10.1	0.6	7.1	7.8
Interest expense	(213.2)	(49.6)	(32.7)	(38.5)
Earnings (loss) before income taxes	(50.9)	(32.5)	(85.3)	236.9
Income tax provision (benefit)	47.5	(8.3)	68.7	105.2
Minority interests	(5.8)	0.1	(4.2)	(3.3)
Net earnings (loss)	$(104.2)	$(24.1)	$(158.2)	$128.4

See notes to consolidated and combined financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Statement of Unitholder's and Shareholders' Equity
(dollars in millions, except per share amounts)

			Accumulated Other Comprehensive Income (Loss)
	Capital Accounts	Accumulated Deficit	Minimum Pension Liability Adjustment	Derivatives	Foreign Currency Translation Adjustment	Comprehensive Income (Loss)
Predecessor Company
Balance at January 1, 2002	$4,126.1	$(290.2)	$(17.6)	$(0.8)	$(83.1)
Issuance of common stock, 1,997,500 shares at $20 par	40.0	—	—	—	—
Merger with affiliate	(9.2)	—	—	—	—
Net earnings	—	128.4	—	—	—	$128.4
Other comprehensive income:
Minimum pension liability adjustment – net of tax benefit of $35.8	—	—	(55.9)	—	—	(55.9)
Loss on derivatives – net of tax benefit of $5.0	—	—	—	(7.7)	—	(7.7)
Currency translation adjustments	—	—	—	—	(18.5)	(18.5)
Comprehensive income						$46.3
Distributions to shareholder	—	(122.3)	—	—	—
Balance at December 31, 2002	4,156.9	(284.1)	(73.5)	(8.5)	(101.6)
Net loss		(158.2)				$(158.2)
Capital contribution	77.7	—	—	—	—
Acquisition of Aquazur Limited	(2.8)	(8.1)	—	—	—
Other comprehensive income (loss):
Gain on derivatives – net of tax of $5.4	—	—	—	8.5	—	8.5
Currency translation adjustments	—	—	—	—	54.1	54.1
Comprehensive loss						$(95.6)
Distributions to shareholder	—	(29.0)	—	—	—
Balance at November 3, 2003	$4,231.8	$(479.4)	$(73.5)	$—	$(47.5)

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Statement of Unitholder's and Shareholders' Equity (continued)
(dollars in millions, except per share amounts)

			Accumulated Other Comprehensive Income (Loss)
	Capital Accounts	Accumulated Deficit	Minimum Pension Liability Adjustment	Derivatives	Foreign Currency Translation Adjustment	Comprehensive Income (Loss)
Successor Company
Capital contribution	$1,001.9	$—	$—	$—	$—
Net loss	—	(24.1)	—	—	—	$(24.1)
Other comprehensive income:
Currency translation adjustments – net of tax benefit of $18.0	—	—	—	—	91.2	91.2
Comprehensive income						$67.1
Balance at December 31, 2003	1,001.9	(24.1)	—	—	91.2
Capital contributions	11.0	—	—	—	—
Net loss	—	(104.2)	—	—	—	$(104.2)
Other comprehensive income (loss):
Loss on derivatives – net of tax benefit of $0.2	—	—	—	(0.2)	—	(0.2)
Currency translation adjustments – net of tax of $7.5	—	—	—	—	42.1	42.1
Comprehensive loss						$(62.3)
Balance at December 31, 2004	$1,012.9	$(128.3)	$—	$(0.2)	$133.3

See notes to consolidated and combined financial statements.

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Statements of Cash Flows
(dollars in millions)

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Operating activities
Net earnings (loss)	$(104.2)	$(24.1)	$(158.2)	$128.4
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	114.3	22.5	101.8	134.7
Amortization	96.3	15.4	68.9	89.2
In-process research and development	122.3	—	—	—
Impairment of goodwill	—	—	244.4	—
Amortization of deferred financing costs	11.2	17.4	—	—
Equity in earnings of unconsolidated subsidiaries, net of distributions	2.8	(0.4)	(1.8)	0.3
Deferred income taxes	(49.2)	(18.4)	(17.1)	(30.2)
Securitized accounts receivable, net	—	—	(87.0)	(14.0)
Amortization of unearned employee compensation and accretion of obligation	27.8	4.0	20.0	12.1
Defined benefit pension plan expense	39.8	6.6	43.2	27.5
Prepaid pension payment	—	—	—	(90.0)
Postretirement benefit plan curtailment	—	—	—	(41.6)
Other, net	2.9	(2.7)	(22.2)	(33.8)
Changes in current assets and liabilities:
Trade accounts receivable	(86.4)	11.3	3.7	7.3
Inventories	(10.9)	28.7	(0.4)	(11.0)
Accounts payable	96.3	4.0	(44.3)	28.6
Payable to shareholder	—	—	6.2	112.2
Contribution to profit-sharing trust	—	—	(24.0)	(11.8)
Other receivables from related parties	—	—	(1.9)	5.5
Other	(25.8)	24.4	13.1	9.7
Net cash provided by operating activities	237.2	88.7	144.4	323.1
Investing activities
Acquisition of Ondeo Nalco Group	—	(4,127.1)	—	—
Purchase price adjustment on acquisition of Ondeo Nalco Group	25.3	—	—	—
Business purchases/sales, net	(2.3)	—	(10.1)	2.7
Additions to property, plant, and equipment, net	(91.8)	(15.6)	(85.6)	(108.3)
Notes receivable from related parties	—	—	98.3	(36.2)
Investments in affiliated companies	—	—	(6.0)	—
Other investing activities	(4.1)	(2.4)	(8.9)	15.7
Net cash used for investing activities	(72.9)	(4,145.1)	(12.3)	(126.1)

Nalco Holdings LLC and Subsidiaries
Consolidated and Combined Statements of Cash Flows (continued)
(dollars in millions)

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Financing activities
Cash dividends	$—	$—	$(29.0)	$(122.3)
Proceeds from long-term debt	269.8	3,214.2	0.6	3.1
Payments of long-term debt	(477.0)	(0.8)	(8.3)	(3.5)
Short-term debt, net	(34.8)	8.3	(272.7)	(255.0)
Proceeds from corporate facility sale and leaseback	—	—	—	144.8
Deferred financing costs	—	(92.4)	—	—
Capital contributions	11.0	1,001.9	77.7	—
Other financing activities	(0.9)	(0.9)	(2.5)	0.2
Net cash provided by (used for) financing activities	(231.9)	4,130.3	(234.2)	(232.7)
Effect of foreign exchange rate changes on cash and cash equivalents	0.8	1.7	6.0	10.2
Increase (decrease) in cash and cash equivalents	(66.8)	75.6	(96.1)	(25.5)
Cash and cash equivalents at beginning of the period	100.0	24.4	120.5	146.0
Cash and cash equivalents at end of the period	$33.2	$100.0	$24.4	$120.5
Supplemental cash flows information
Cash paid during the period for:
Interest	$206.7	$6.4	$32.4	$40.6
Income taxes	92.3	14.2	43.0	40.0

See notes to consolidated and combined financial statements.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements
(dollars in millions, except per share amounts)
December 31, 2004

1.	Description of Business and Change in Ownership

Description of Business

Nalco Holdings LLC and subsidiaries (the Company or Successor) is engaged in the worldwide manufacture and sale of highly specialized service chemical programs. This includes production and service related to the sale and application of chemicals and technology used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining, and other industrial processes.

Change in Ownership

On November 4, 2003, Nalco Holdings LLC (the Buyer), a newly formed entity controlled by affiliates of The Blackstone Group, L.P., Apollo Management, L.P., and The Goldman Sachs Group, Inc. (collectively, the Sponsors), pursuant to a Stock Purchase Agreement, (as amended, the Stock Purchase Agreement) with Suez S.A. (Suez or Seller) and certain of its affiliates, acquired the net assets of Ondeo Nalco Group (as defined in Note 2 below) for $4,127.1 million including direct costs of the acquisition of $125.6 million, excluding assumed debt of $30.2 million, and subject to certain closing and post-closing adjustments (the Acquisition).

The Buyer was capitalized by equity investments totaling $991.9 million from the Sponsors and $10.0 million from Dr. William H. Joyce, the Chairman and Chief Executive Officer of the Buyer. The equity investments were made to Nalco Investment Holdings LLC which, in turn, contributed $1,001.9 million to the Buyer and was its parent company until January 14, 2004. Funding for the Acquisition included the equity investments and the issuance of senior notes and senior subordinated notes (the Notes) in a private offering, and new revolving credit and term loan facilities by the Buyer, through its 100% owned subsidiary, Nalco Company.

The Stock Purchase Agreement provided for certain adjustments of the purchase price, including adjustments based on the closing working capital and indebtedness (as both are defined in the Stock Purchase Agreement) of the Ondeo Nalco Group at the date of the Acquisition. On March 25, 2004, the Buyer and Suez agreed to a $25.6 million working capital adjustment payable to the Buyer plus interest. This adjustment was not reflected in the consolidated financial statements as of December 31, 2003. The Buyer recorded the purchase price adjustment in 2004 by decreasing goodwill.

The Stock Purchase Agreement also provided for adjustments of the purchase price for taxes paid, or tax refunds received, by the Buyer for periods prior to the Acquisition, to the extent not already taken into account in the closing working capital at the date of the Acquisition. During the year ended December 31, 2004, such purchase price adjustments resulted in a net payment of $0.3 million by the Buyer, which was recorded as an increase to goodwill. An additional purchase price adjustment of $3.6 million paid by the Buyer in January 2005 has also been accrued and reflected as an increase to goodwill.

On January 14, 2004, Nalco Investment Holdings LLC contributed its 100% interest in the Buyer to a newly formed entity, Nalco Finance Holdings LLC. As of that date, Nalco Finance Holdings LLC became the direct parent company of the Buyer. Subsequent to that date, the Sponsors and Dr. Joyce engaged in a series of transactions that ultimately resulted in a newly formed entity, Nalco LLC, becoming the direct parent company of another newly formed entity, Nalco Investment Holdings II Corp., which, in turn, became the direct parent company of Nalco Investment Holdings LLC. Nalco Investment Holdings II Corp. has since been renamed Nalco Holding Company.

2.	Basis of Presentation

All intercompany balances and transactions are eliminated. Investments in companies or partnerships in which the Company/Predecessor does not have control, but has the ability to exercise significant influence over operating and financial policies, are reported on the equity method.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

2.	Basis of Presentation (continued)

Predecessor – The accompanying combined financial statements of the Predecessor prior to the Acquisition include the consolidated financial statements of Ondeo Nalco Company and subsidiaries (ONC) and the combined financial statements of certain subsidiaries of Nalco International SAS (NIS) plus Calgon Europe Limited (UK), owned by Degremont (a former related party). The combined financial statements of NIS subsidiaries are a combination of the consolidated financial statements of Ondeo Nalco France, the consolidated financial statements of Aquazur Ltd., and the consolidated financial statements of Nalco Dutch Holdings B.V., Ondeo Nalco Belgium NV/SA, Wyss Wassertechnik AG, Ondeo Nalco (Shanghai) Trading Co., Ltd., and Nalco Portuguesa (Quimica Industrial) Ltd. Ondeo Industrial Solutions North America, a subsidiary of ONC, has been excluded from the Predecessor, as it was not acquired by the Company.

Successor – The accompanying consolidated financial statements include the accounts of Nalco Holdings LLC and subsidiaries (collectively, the Company) subsequent to the Acquisition.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net income reported for any period.

The consolidated financial statements of the Successor as of and for the year ended December 31, 2004 and as of and for the period from November 4, 2003 through December 31, 2003 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.

The following unaudited pro forma financial data summarizes the results of operations for the years ended December 31, 2003 and December 31, 2002 as if the Acquisition had occurred as of the beginning of each individual period.

Pro forma adjustments include adjustments for (1) purchase accounting, including, (i) the elimination of inventory write-up recorded as a result of the Acquisition, (ii) adjustments to depreciation and amortization to reflect the fair value of property, plant and equipment and identified intangible assets (with finite lives), (iii) elimination of the pension and other postretirement benefit amortization of unrecognized actuarial losses, prior service costs and transition obligations and assets losses, and (2) adjustments for items directly related to the transaction, including (i) rent expense that we would have incurred had the sublease of our Naperville, Illinois headquarters and research facility been in place, (ii) elimination of management fees that Suez and its affiliates charged to the Company for general corporate overhead and of charges to Suez and its affiliates for tax planning and compliance and treasury administration provided by the Company in North America, (iii) adjustments to interest expense to reflect the Company's new capital structure, and (iv) corresponding adjustments to income tax expense.

These pro forma amounts are not necessarily indicative of the results that would have been attained if the Acquisition had occurred at the beginning of each period presented or that may be attained in the future.

	(Unaudited) Years Ended December 31,
	2003	2002

Net sales	$2,766.6	$2,644.3
Operating earnings (loss)	0.2	272.1
Net earnings (loss)	(237.3)	37.7

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

2.	Basis of Presentation (continued)

The Company has allocated the purchase price on the basis of the fair value of the underlying assets acquired and liabilities assumed as follows:

As of November 4, 2003
Current assets:
Cash and cash equivalents	$24.3
Trade accounts receivable	477.5
Inventories	316.5
Other current assets	101.8
Goodwill	2,224.2
Intangible assets	1,410.0
Purchased in-process research and development	122.3
Other noncurrent assets	366.0
Property, plant and equipment	833.3
Total assets acquired	5,875.9

Current liabilities:
Accounts payable	138.7
Accrued expenses	269.3
Other current liabilities	74.4
Long-term debt	30.2
Deferred income taxes	573.8
Accrued pension and other postretirement benefits	539.9
Other noncurrent liabilities	144.2
Total liabilities assumed	1,770.5
Net assets acquired	$4,105.4

Cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities were stated at historical carrying values, given the short-term nature of these assets and liabilities.

Inventory, other noncurrent assets, long-term debt, and other noncurrent liabilities outstanding as of the effective date of the Acquisition have been allocated based on management's judgments and estimates.

Deferred income taxes have been provided in the consolidated balance sheet based on the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Valuation allowances were established for deferred tax assets related to all of the net operating loss carryforwards for which utilization is uncertain.

The Company's projected pension and other postretirement benefit obligations and assets have been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on management's computations which included valuations performed by independent actuaries engaged by the Company.

The Company engaged independent appraisers to assist in determining the fair values of property, plant and equipment and intangible assets acquired, including purchased in-process research and

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

2.	Basis of Presentation (continued)

development (IPR&D), trade names, trademarks, developed technology and customer relationships. The Company has received final values from the appraisers, which have been included in the above table.

The Company recorded a one-time charge for purchased IPR&D expenses of $122.3 million during the year ended December 31, 2004. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use. These products had not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

During the year ended December 31, 2004, the Company reduced by $19.6 million the fair value of property, plant and equipment to reflect the final valuation provided by its independent appraisers.

Trademarks and trade names have been valued based on the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the trademark or trade name in order to exploit the economic benefits. Trademarks and trade names that have been valued under this approach have a value of $830.0 million with an estimated indefinite life.

Patents and developed technology have been valued based on the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the patent or technology in order to exploit the economic benefits. The technologies that have been valued under this approach have a value of $100.0 million with an estimated weighted average useful life of 10 years.

Customer relationships have been valued using an income approach after considering a fair return on fixed assets, working capital, patents, trade names, trademarks, technology, and assembled workforce. A value of $480.0 million has been assigned to customer relationships. As of December 31, 2003, an estimated useful life of 10 years had been used based on preliminary information obtained from our independent appraisers. During the year ended December 31, 2004, we obtained updated information from our independent appraisers and revised the estimated useful life of customer relationships to 16 years.

Based on the final valuation, approximately $3.4 billion of goodwill and other intangible assets will not be deductible for income tax purposes. The primary reasons for the Acquisition and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

•	The Company's leading market position as a global provider of integrated water treatment and process improvement services, chemicals and equipment programs for industrial and institutional applications offers a competitive advantage in competing for new customers;

•	The Company, being one of only a small number of companies that can provide turnkey water management solutions on a global basis (130 countries across six continents), offers a competitive advantage in meeting the global needs of multinational customers and mitigates the potential impact of volatility in any individual country or region;

•	The diverse customer base and industries served minimizes the potential impact of volatility from any one customer or industry.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

2.	Basis of Presentation (continued)

Other considerations affecting the value of goodwill include:

•	The potential for improved earnings and cash flow gained from operating as a stand-alone company with focused management effort and more efficient resource management and from the ability of the assembled work force to drive significant annual cost reductions in the administrative and overhead functions;

•	The historical heavy investment in recruiting and continuously training more than 5,500 sales engineers and service technicians;

•	The ability of the assembled workforce to develop future innovative technologies and products, as has been done in the past through a focused commitment to technology, research and development;

•	The application of purchase accounting, particularly for such items as pension, other postretirement benefits, and deferred tax liabilities for which significant reserve balances were recorded with no corresponding significant short-term cash outflows.

In conjunction with the Acquisition, the Company formulated a plan to exit or restructure certain activities. The Company recorded liabilities of $35.5 million, primarily for employee severance and related costs, in connection with the Company's plan to exit or restructure certain activities. As of December 31, 2004, $31.7 million has been charged against this accrual. The Company expects that these activities will be completed by the end of 2005.

The consolidated statements of operations for the year ended December 31, 2004 and for the period from November 4, 2003 through December 31, 2003 include an additional $14.6 million and $21.2 million, respectively, in cost of products sold related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the consolidated statement of operations for the period from November 4, 2003 through December 31, 2003 and the combined statements of operations for the period from January 1, 2003 through November 3, 2003 and for the year ended December 31, 2002 to conform to the current year presentation. These reclassifications had no effect on net income reported for any period.

Foreign Currency Translation

Local currencies are the functional currencies for most foreign operations. Their financial statements are translated at current and average exchange rates, with any resulting translation adjustments included in the currency translation adjustment account in unitholder's equity. The

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

3.	Summary of Significant Accounting Policies (continued)

financial statements of any foreign subsidiaries that operate in highly inflationary environments are translated using a combination of current, average, and historical exchange rates, with the resulting translation impact included in results of operations. Transactions executed in different currencies resulting in exchange adjustments are included in results of operations.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Management believes the likelihood of incurring material losses due to concentration of credit risk is remote. The principal financial instruments subject to credit risk are as follows:

Cash and Cash Equivalents

A formal policy exists of placing these instruments in investment grade companies and institutions and limiting the size of an investment with any single entity.

Accounts Receivable

A large number of customers in diverse industries and geographies, as well as the practice of establishing reasonable credit lines, limits credit risk. The allowance for doubtful accounts is adequate to cover potential credit risk losses.

Foreign Exchange Contracts and Derivatives

Formal policies exist, which establish credit limits and investment grade credit criteria of "A" or better for all counterparties.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less.

Inventory Valuation

Inventories are valued at the lower of cost or market. Approximately 54% of the inventories at both December 31, 2004 and 2003 are valued using the average cost or first-in, first-out (FIFO) method. The remaining inventories are valued using the last-in, first-out (LIFO) method. Reported inventory amounts at December 31, 2004 would have been approximately $14.5 million lower if the FIFO method of accounting had been used for all inventories. As a result of using a new basis of accounting for the Company due to the Acquisition, the LIFO value of inventories approximated the FIFO value of inventories at December 31, 2003.

Goodwill

The Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Goodwill is tested for impairment at least annually, and impairment, if any, recorded as expense in the period of impairment.

Intangibles

The Company amortizes customer relationships using an accelerated method to reflect the pattern in which the economic benefits of that asset are realized. The straight-line method is used for all other

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

3.	Summary of Significant Accounting Policies (continued)

assets subject to amortization. Customer relationships and patents and developed technology are being amortized over estimated useful lives of 16 years and 10 years, respectively.

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified in interest expense in the statement of operations, was $11.2 million for the year ended December 31, 2004 and $17.4 million for the period from November 4, 2003 through December 31, 2003, which included the immediate write-off of $15.8 million for bridge financing commitment fees incurred in connection with the Acquisition.

Income Taxes

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for the tax effect of temporary differences between the carrying amount of assets and liabilities and their tax bases.

Deferred income taxes are provided on the undistributed earnings of foreign subsidiaries and affiliated companies except to the extent such earnings are considered to be permanently reinvested in the subsidiary or affiliate. In cases where foreign tax credits will not offset U.S. income taxes, appropriate provisions are included in the consolidated statement of operations.

Derivative Instruments

In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, derivatives are recognized as either assets or liabilities in the balance sheets at fair value.

Retirement Plans

The cost of retirement plans is computed on the basis of accepted actuarial methods (using the projected unit credit method for the principal plan) and includes current service costs and amortization of increases in prior service costs over the expected future service of active participants as of the date such costs are first recognized.

The costs of health and life insurance postretirement benefits are accrued as earned. Annual expense represents a combination of interest and service cost provisions. Most postretirement benefits are not funded.

Revenue Recognition

Revenue from sales of products, including amounts billed to customers for shipping and handling costs, is recognized at the time: (1) ownership and all risks of loss have been transferred to the buyer, which is generally upon shipment, (2) the price is fixed and determinable, and (3) collectibility is reasonably assured. Revenue from services is recognized when the services are provided to the customer.

Shipping and handling costs, including certain warehousing costs incurred by the Company, are included in cost of products sold.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

3.	Summary of Significant Accounting Policies (continued)

Research and Development

Research and development costs, excluding costs to acquire in-process research and development, totaled $56.5 million, $9.7 million, $50.3 million, and $57.9 million for the year ended December 31, 2004, the period from November 4, 2003 through December 31, 2003, the period from January 1, 2003 through November 3, 2003, and the year ended December 31, 2002, respectively. Research and development costs are charged to expense as incurred. Purchased in-process research and development costs were $122.3 million for the year ended December 31, 2004.

4.	Acquisitions and Divestitures

The Company acquired two businesses and certain patents during 2004 for a combined purchase price of $2.5 million, net of cash acquired. Each of these acquisitions was treated as a purchase, and their results of operations have been included in the consolidated financial statements since their respective dates of acquisition. On a preliminary basis, the purchase price exceeded the fair value of tangible net assets by $2.5 million, which was allocated to other intangible assets and patents and developed technology.

In June 2004, the Company and Katayama Chemical Inc. formed a joint venture in Japan, Katayama Nalco Inc., to provide water treatment and process improvement services, chemicals, and equipment to Japanese industrial and institutional customers. The results of Katayama Nalco Inc. are included in the Company's consolidated financial statements since it exercises control over this joint venture.

The Company sold a business during 2004 for approximately $0.2 million. No gain or loss was recorded on the sale.

During the period from January 1, 2003 through November 3, 2003, the Predecessor acquired Aquazur Ltd. from NIS and increased its investment in Oekophil AG from 40% to 100%. Each of the acquisitions was accounted for as a purchase; however, as disclosed in Note 2, the combined financial statements of the Predecessor include the results of Aquazur Ltd. prior to its acquisition from NIS. The combined purchase price of these acquisitions, net of cash acquired, was $23.4 million. The purchase price exceeded the fair value of the net tangible assets acquired by $12.9 million, which was allocated to goodwill.

The Predecessor received net proceeds of $13.3 million and recognized a pretax loss of $5.2 million on the sale of its South African subsidiary and two small businesses during the period from January 1, 2003 through November 3, 2003.

The Predecessor acquired two businesses during 2002 for a combined purchase price of $10.1 million, net of cash acquired. The purchase price exceeded the fair value of the net tangible assets acquired by $7.7 million, which was allocated to goodwill and other intangible assets. Each of the acquisitions was accounted for as a purchase and, accordingly, their results of operations have been included in the combined financial statements of the Predecessor since their respective dates of acquisition.

The Predecessor also sold a business during 2002 for approximately $12.8 million, which resulted in a pretax gain of $12.4 million.

The pro forma impact as if the aforementioned acquisitions had occurred at the beginning of the respective years is not significant.

5.	Securitization of Accounts Receivable

In June 2004, the Company entered into a three-year accounts receivable securitization facility with a commercial paper conduit sponsored by one of the lenders under the Company's senior credit

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

5.	Securitization of Accounts Receivable (continued)

facilities. The facility provides up to $100.0 million in funding, based on availability of eligible trade accounts receivable and other customary factors.

In connection with the facility, the Company established a bankruptcy-remote, wholly owned, special purpose limited liability company (the "Transferor"), into which Nalco Company and one of its domestic subsidiaries (the "Sellers") transfer all eligible trade accounts receivable (the "Receivables"). Pursuant to a Receivables Transfer Agreement, the Transferor then transfers an undivided interest in the Receivables to the commercial paper conduit or the related bank sponsor (the "Transferees") in exchange for cash.

The financing fee charged by the Transferees under the facility is based on the amount funded and the conduit's cost of funds for issuing commercial paper plus a margin that varies based on the leverage ratio as calculated under the Company's senior credit facilities. A commitment fee that varies based on the same ratio and the unused portion of the facility is also charged by the conduit. Under the facility, Nalco Company services, administers and collects the Receivables, for which it receives a monthly servicing fee of 1% per annum of the average daily outstanding balance of Receivables.

Availability of funding under the facility depends primarily upon the outstanding Receivables balance from time to time. The facility may be terminated for, among other reasons, material breaches of representations and warranties, bankruptcies of the Sellers or the Transferor, a judgment or order for the payment of money rendered against the Transferor, cross-defaults to the Company's other debt, or breach of specified financial covenants. The Company is currently in compliance with these covenants.

The facility is accounted for as a secured borrowing, resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on the Company's consolidated balance sheet and the costs associated with the facility being recorded as interest expense. At December 31, 2004, the Company had outstanding borrowings of $97.3 million under the facility.

In December 2001, the Predecessor entered into an agreement that allowed it to periodically transfer undivided percentage ownership interests in a revolving pool of most of the Predecessor's U.S. trade receivables to a multiseller conduit (Conduit) administered by an independent financial institution. The agreement was terminated in October 2003, and the Predecessor repurchased $100.7 million of receivables to facilitate this termination.

Under the terms of the agreement, the Predecessor could transfer trade accounts receivable to a bankruptcy-remote special purpose entity (SPE), and the Conduit, or backup purchasers, was required to purchase from the SPE an undivided ownership interest of up to $150.0 million in those receivables. The percentage ownership interest in receivables purchased by the Conduit could increase or decrease over time, depending on the characteristics of the SPE's receivables, including delinquency rates and debtor concentrations. The Predecessor serviced the receivables transferred to the SPE and received a servicing fee, which approximated market compensation for these services.

Under the terms of the agreement, the Conduit paid the SPE the face amount of the undivided interest at the time of purchase. On a monthly basis, this sales price was adjusted, resulting in payments by the SPE to the Conduit of an amount that varied based on the interest rate on certain of the Conduit's liabilities and the length of time the sold receivables remained outstanding. Collections on sold receivables were used to purchase additional receivables from the Predecessor.

The Predecessor accounted for the transfer of undivided percentage ownership interest in the receivables to the Conduit as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Predecessor's loss on the sale of the undivided

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

5.	Securitization of Accounts Receivable (continued)

interests in the receivables was $1.5 million and $1.8 million for the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002, respectively, and was included in interest expense.

Cash flows from the sale of undivided interests in the receivables to the Conduit, net of receivables repurchased to facilitate termination of the agreement, were reported by the Predecessor as an operating activity in the statement of cash flows.

6.	Inventories

Inventories consist of the following:

	December 31, 2004	December 31, 2003
Finished products	$245.4	$233.6
Raw materials and work-in-process	68.1	61.5
	$313.5	$295.1

7.	Goodwill

Changes in the Predecessor's carrying value of goodwill from January 1, 2003 to November 3, 2003 are summarized below:

Balance at January 1, 2003	$2,319.3
Acquisitions	12.9
Dispositions	(8.0)
Impairment	(244.4)
Adjustment of income tax uncertainties	(60.0)
Foreign currency translation and other	24.1
Balance at November 3, 2003	$2,043.9

In the second quarter of 2003, Suez initiated the sale of the Predecessor. Initial third party offers indicated a potential sales price less than book value which triggered the Predecessor to complete the first step evaluation of goodwill for impairment. The second step evaluation of goodwill, in which the fair value is assigned to the assets and liabilities as prescribed under SFAS No. 142, was performed in connection with purchase accounting related to the Acquisition, and the Predecessor recognized a goodwill impairment charge of $244.4 million in the combined statement of operations during the period from January 1, 2003 through November 3, 2003.

During the period from January 1, 2003 through November 3, 2003, the Predecessor reduced its goodwill and deferred tax liabilities by $60.0 million, as a result of changes in the Predecessor's estimate of its deferred tax liabilities as of the date it was acquired by Suez.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

7.	Goodwill (continued)

The Company initially recorded goodwill of $2,413.9 million as a result of the Acquisition. Changes in the Company's carrying value of goodwill from November 4, 2003 to December 31, 2003 are summarized below:

Balance at November 4, 2003	$2,413.9
Foreign currency translation	86.2
Balance at December 31, 2003	$2,500.1

Changes in the carrying value of goodwill from December 31, 2003 to December 31, 2004 are summarized below:

Balance as of December 31, 2003	$2,500.1
Adjustment to record purchased IPR&D expense	(122.3)
Adjustment to Ondeo Nalco Group purchase price	(21.7)
Revised fair value of property, plant and equipment	19.6
Adjustment to fair value of other long term assets	1.4
Adjustment to accrued liabilities	25.2
Adjustments to deferred income taxes:
Reimbursement Agreement with Suez	(42.8)
State income tax rates	(27.9)
Excess Loss Account	(22.3)
Other	1.1
Reclassification for business held for sale	(4.8)
Effect of foreign currency translation	62.7
Balance as of December 31, 2004	$2,368.3

In its preliminary purchase price allocation, the Company recorded a $42.8 million deferred tax liability related to the $112.7 million receivable recorded at the date of the Acquisition for the Reimbursement Agreement with Suez (see Note 9). During 2004, it was determined that the receivable was not a taxable temporary difference, and the deferred tax liability was reversed. Also during 2004, the Company adjusted certain deferred state income tax assets and liabilities as of the date of the Acquisition to reflect the tax rate at which it is expected they will be settled. These adjustments resulted in a $27.9 million decrease in goodwill. In addition, it was determined during 2004 that the sale of the Ondeo Nalco Group to the Sponsors accelerated the recapture of certain U.S. tax deductions in the Seller's 2003 tax year. The recognition of taxable income by the Seller due to an Excess Loss Account restored tax basis for the Company. As a result, the Company reduced deferred tax liabilities and goodwill by the $22.3 million tax impact.

The Company will evaluate goodwill for impairment in the fourth quarter of each year and whenever a triggering event occurs. The Company completed its annual goodwill impairment test in the fourth quarter 2004 and determined that no goodwill was impaired.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

8.	Other Intangible Assets

The Company's intangible assets are summarized as follows:

	December 31, 2004		December 31, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$506.6	$(103.5)	$494.4	$(13.9)
Patents and developed technology	100.5	(12.2)	100.1	(1.7)
Other	2.2	—	—	—
Intangibles not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
	$1,439.3	$(115.7)	$1,424.5	$(15.6)

Estimated annual amortization expense for the years ending December 31, 2005 through December 31, 2009 is as follows:

Year ending December 31
2005	$79.9
2006	68.4
2007	58.6
2008	50.5
2009	43.8

9.	Contribution Agreement With Profit-Sharing Trust and Reimbursement Agreement with Suez

The Predecessor previously had an Employee Stock Ownership Plan (ESOP), which gave most U.S. employees an additional opportunity to share in the ownership of the Predecessor's stock. Preferred shares were allocated to eligible employees based on a percentage of pretax earnings.

At the inception of the ESOP, the Predecessor and a trustee entered into a trust agreement, constituting the ESOP Trust, to fund benefits under the Predecessor's ESOP. As part of its acquisition of Nalco Chemical Company in November 1999, Suez purchased from the trustee all of the issued and outstanding Series B ESOP Convertible Preferred Stock at a price of $1,060 per share. The trustee credited proceeds from the sale of allocated shares to participants' accounts. Under the terms of an agreement (the Contribution Agreement), the Predecessor and the ESOP trustee agreed that the trustee would use proceeds from the sale of shares held in the loan suspense account to repay the outstanding principal and accrued interest on the ESOP loans. It was also agreed that all proceeds remaining after the repayment of the loans and accrued interest would be allocated to participants' accounts. In return, the Predecessor agreed to make contributions to the Profit Sharing, Investment and Pay Deferral Plan Trust (the Trust) on or before December 31, 2010, having a present value equal to $124.6 million, the outstanding principal and accrued interest paid on the ESOP loans. The plan was amended effective January 1, 2003 to also permit matching contributions under the Company's 401(k) plan to count as contributions to the Trust. The Contribution Agreement provides for specified minimum annual contributions to be made to the Trust, with interest accruing on the outstanding contribution balance at an annual rate of 8.5% compounded monthly. The contribution commitment becomes due and payable in its entirety if one or more events that are specified in the Contribution Agreement occur. The Predecessor, upon the acquisition by Suez, recorded a liability of $139.1 million for this contribution commitment, representing the present value of the total expected contributions to the Trust, with a corresponding deferred employee profit sharing asset.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

9.	Contribution Agreement With Profit-Sharing Trust and Reimbursement Agreement with Suez (continued)

Contributions to the Trust and expenses recorded related to the Contribution Agreement are as follows:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002

Contributions to the Trust	$14.2	$—	$24.0	$11.8
Expense recorded:
Amortization of unearned employee profit sharing	$20.8	$2.8	$13.8	$2.9
Accretion of obligation to Trust	7.0	1.2	6.2	9.2
Total included in operating expenses	$27.8	$4.0	$20.0	$12.1

Pursuant to the Stock Purchase Agreement, the Company and Suez entered into an agreement (the Reimbursement Agreement) on November 4, 2003, whereby Suez shall reimburse the Company for all contributions the Company makes to the Trust in order to satisfy its obligations under the Contribution Agreement. As part of the allocation of the Acquisition purchase price, the Company recorded a receivable from Suez of $112.7 million, equivalent to the Company's recorded liability to the Trust. Interest accretes on this receivable at the same rate that it accretes on the Company's obligation to the Trust.

Payments received from Suez and income recorded related to the reimbursement arrangement are as follows:

Successor
Year ended December 31, 2004

Payments received from Suez	$14.2
Income recorded:
Accretion of receivable from Suez	$7.0

On November 4, 2003, the Company entered into a sublease agreement with Leo Holding Company (Leo), a subsidiary of Suez, whereby the Company subleases its corporate headquarters and research facility from Leo (see Note 14). Under the terms of the Reimbursement Agreement, if the Company fails to pay when due any sublease rent (as defined in the sublease agreement), Suez shall have the right to reduce its reimbursement obligations to the Company pursuant to the Reimbursement Agreement by an amount equal to such shortfall.

10.	Property, Plant, and Equipment

Property, plant, and equipment (including major improvements) are recorded at cost. Depreciation of buildings and equipment is calculated over their estimated useful lives generally using the straight-line method.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

10.	Property, Plant, and Equipment (continued)

The estimated useful lives of the major classes of depreciable assets acquired since the date of the Acquisition are as follows: buildings – 33 to 40 years; software – 5 years; equipment – 3 to 15 years.

The Company engaged independent appraisers to assist in determining the fair values of property, plant and equipment as of the date of the Acquisition. Preliminary values and final values from the appraisers are reflected in the amounts at December 31, 2003 and December 31, 2004, respectively, in the table below. The Company is depreciating the acquired assets based on the final fair values and the remaining useful lives.

Interest capitalized in connection with the development of a new management information system in Europe was $1.6 million, $0.1 million, and $0.1 million for the year ended December 31, 2004, the period from November 4, 2003 through December 31, 2003, and the period from January 1, 2003 through November 3, 2003, respectively.

Property, plant, and equipment consist of the following:

	December 31, 2004	December 31, 2003

Land	$80.9	$69.0
Buildings	165.4	164.9
Software	103.0	71.4
Equipment	640.9	583.2
	990.2	888.5
Accumulated depreciation	(142.9)	(22.9)
Property, plant, and equipment, net	$847.3	$865.6

11.	Income Tax

The provision (benefit) for income taxes was calculated based upon the following components of earnings (loss) before income taxes:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
United States	$(216.4)	$(33.0)	$(233.1)	$100.3
Foreign	165.5	0.5	147.8	136.6
Earnings (loss) before income taxes	$(50.9)	$(32.5)	$(85.3)	$236.9

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

11.	Income Tax (continued)

The components of the income tax provision (benefit) are as follows:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Current:
United States	$18.3	$(0.3)	$23.1	$71.3
State and local	0.2	1.4	6.4	10.0
Foreign	78.2	9.0	56.3	54.0
Total current	96.7	10.1	85.8	135.3
Deferred:
United States	(27.6)	(11.8)	(16.1)	(22.8)
State and local	(3.9)	1.0	(3.0)	(4.8)
Foreign	(17.7)	(7.6)	2.0	(2.5)
Total deferred	(49.2)	(18.4)	(17.1)	(30.1)
Income tax provision (benefit)	$47.5	$(8.3)	$68.7	$105.2

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Net deferred income tax assets (liabilities) are as follows:

	December 31, 2004	December 31, 2003
Retirement benefits	$59.4	$50.2
Pension	119.9	124.8
United States net operating loss carryforwards	37.6	18.1
Foreign net operating loss carryforwards	34.5	28.8
Leveraged lease investments	1.9	—
Accruals	42.8	32.4
Other deferred tax assets	35.4	36.7
Total deferred tax assets	331.5	291.0
Valuation allowance	(44.1)	(35.6)
Net deferred tax assets	$287.4	$255.4

Property	$(53.9)	$(67.4)
Software amortization	(17.8)	(17.5)
Intangible assets	(617.0)	(681.3)
Leveraged lease investments	—	(22.2)
Profit Sharing Reimbursement Agreement	—	(42.8)
Other deferred tax liabilities	(59.3)	(15.4)
Total deferred tax liabilities	(748.0)	(846.6)
Net deferred tax assets	287.4	255.4
Total deferred income taxes	$(460.6)	$(591.2)

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

11.	Income Tax (continued)

These deferred tax assets and liabilities are classified in the balance sheets based on the balance sheet classification of the related assets and liabilities.

Pursuant to the Stock Purchase Agreement, Suez has provided an indemnity for certain contingent taxes that relate to periods prior to November 4, 2003.

Management believes it is more likely than not that current and long-term deferred tax assets, with the exception of certain tax carryforwards, will be realized through the reduction of future taxable income. Although realization is not assured, we have concluded the deferred tax assets for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities. Valuation allowances were established for deferred tax assets related to all of the tax loss carryforwards for which utilization is uncertain.

The effective rate of the provision (benefit) for income taxes differs from the United States statutory tax rate due to the following items:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
United States statutory tax rate	$(17.8)	$(11.4)	$(29.9)	$82.9
State income taxes, net of federal benefits	(2.4)	0.4	3.9	1.2
Foreign tax rate differential	(3.4)	1.5	(4.3)	(2.8)
Non deductible goodwill impairment	—	—	85.5	—
Withholding taxes	8.7	0.1	3.6	1.8
In-process research and development	42.8	—	—	—
Reorganization of wholly owned subsidiary	—	—	—	6.2
Tax on foreign earnings	18.7	—	5.9	—
U.S. tax on subsidiary integration	—	—	—	8.1
U.S. tax on subsidiary disposition	1.8	—	5.2	—
Credits and incentives	(2.4)	(0.2)	(0.8)	(1.1)
Prior year adjustments	—	(0.1)	1.3	5.9
Fixed asset revaluation	(2.7)	—	—	—
Valuation allowance	0.2	0.5	(3.0)	1.2
Nondeductible items	4.4	0.7	2.2	9.5
Other	(0.4)	0.2	(0.9)	(7.7)
Income tax provision (benefit)	$47.5	$(8.3)	$68.7	$105.2

No provision has been made for United States or foreign income taxes related to approximately $509.1 million of undistributed earnings of foreign subsidiaries at December 31, 2004, as the Company considers these earnings to be permanently reinvested. It was not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.

During the year ended December 31, 2002, the Predecessor made income tax payments of $40.0 million, net of tax refunds of $0.1 million. The Predecessor made income tax payments of $43.0 million, net of tax refunds of $4.2 million during the period from January 1, 2003 through November 3, 2003.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

11.	Income Tax (continued)

Through November 3, 2003, a portion of the Predecessor's United States operations were conducted as part of a United States consolidated federal tax group that generated tax losses. Without the losses generated by other members of the group, the Predecessor would have made additional income tax payments of approximately $51.2 million and $84.0 million during the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002, respectively.

The Company has approximately $106.0 million ($31.8 million tax effect) of U.K. capital losses that do not expire. The capital losses can only be used to offset future U.K. capital gains. A full valuation allowance has been established pending the recognition of taxable U.K. capital gains.

The Company has approximately $7.9 million ($2.7 tax effect) of net operating loss carryforward in Venezuela expiring between 2006 and 2008, for which a full valuation allowance has been recorded.

The Company has U.S. federal net operating losses of approximately $96.7 million ($33.9 million tax effect) expiring between 2019 and 2023. A valuation allowance has been established on $21.5 million ($7.5 million tax effected) of certain separate return limitation year amounts, that if released would be credited to goodwill.

The Company has U.S. foreign tax credits and state loss carryforwards, which could reduce future taxes by $4.8 million. A valuation allowance of $2.1 million has been established for the portion which realization is uncertain.

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004. The Act includes a one-time incentive for American companies to repatriate earnings from their foreign subsidiaries and invest those earnings in the United States. This incentive takes the form of an 85% dividends received deduction for certain dividends from controlled foreign corporations. Under this legislation, the Company could repatriate in 2005 as much as $500 million of overseas accumulated earnings that are eligible for the 85% dividends received deduction. If we were to do so, the $500 million of dividends would be subject to U.S. income tax (and potentially foreign withholding taxes), thereby potentially increasing our effective tax rate. The amount of dividends we will repatriate and the related tax expense have not yet been determined.

12.	Debt

Debt consists of the following:

	December 31, 2004	December 31, 2003
Short-term
Checks outstanding and bank overdrafts	$16.9	$19.5
Current maturities of long-term debt	0.8	30.7
Notes payable to affiliated companies	—	1.7
	$17.7	$51.9

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

12.	Debt (continued)

	December 31, 2004	December 31, 2003
Long-term
Securitized trade accounts receivable facility	$97.3	$—
Revolving credit facility	—	15.0
Term loan A, due November 2009	218.4	311.2
Term loan B, due November 2010	1,081.0	1,300.0
Senior notes, due November 2011	937.4	917.7
Senior subordinated notes, due November 2013	737.4	717.7
Unsecured notes, due May 2008	27.8	27.8
Other	2.1	4.1
	3,101.4	3,293.5
Less: Current portion	0.8	30.7
	$3,100.6	$3,262.8

The weighted-average interest rate on short-term debt was 4.3% and 3.8% at December 31, 2004 and December 31, 2003, respectively.

In connection with the Acquisition, Nalco Company (Nalco), a wholly owned indirect subsidiary of Nalco Holdings LLC, issued senior notes and senior subordinated notes in a private offering and entered into senior secured credit facilities.

On November 4, 2003, Nalco issued senior notes and senior subordinated notes (Notes). The senior notes were issued in the principal amount of $665.0 million and €200.0 million and bear interest at 7.75%. The senior subordinated notes were issued in the principal amount of $465.0 million and €200.0 million and bear interest at 8.875% and 9.0%, respectively. Interest is payable semi-annually on May 15 and November 15. The Notes do not have required principal payments prior to maturity. Nalco Holding Company's and Nalco's direct and indirect domestic subsidiaries that guarantee its obligations under the senior credit facilities guarantee the Notes.

At its option, Nalco may redeem some or all of the senior notes and senior subordinated notes, beginning November 15, 2007 and November 15, 2008, respectively, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on November 15 of the years set forth below:

Senior notes		Senior subordinated notes
Period	Redemption Price	Period	U.S. dollar Redemption Price	Euro Redemption Price
2007	103.875%	2008	104.438%	104.500%
2008	101.938%	2009	102.958%	103.000%
2009 and thereafter	100.000%	2010	101.479%	101.500%
		2011 and thereafter	100.000%	100.000%

Nalco may redeem some or all of the senior notes and senior subordinated notes, prior to November 15, 2007 and November 15, 2008, respectively, at a price equal to the principal amount of the notes, plus a specified "make-whole" premium. In addition, on or prior to November 15, 2006, Nalco may redeem up to 35% of each of the senior notes and senior subordinated notes with the proceeds of certain equity offerings.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

12.	Debt (continued)

On November 4, 2003, the Company entered into senior secured credit facilities which provided for a revolving credit facility and three term loans: a $200.0 million term loan A, a €88.0 million term loan A, and a $1,300.0 million term loan B. The senior secured credit facilities are unconditionally guaranteed by Nalco Holdings LLC, Nalco, and certain domestic subsidiaries of Nalco Holdings LLC (collectively, the Guarantors). The repayment of these facilities is secured by substantially all the assets of the Guarantors, including, but not limited to, a pledge of their capital stock and 65% of the capital stock of each non-U.S. subsidiary owned by the Guarantors. The revolving credit facility, which expires in November 2009, provides for borrowings up to $250 million, a portion of which may be made available to the Company's non-U.S. subsidiary borrowers in euros. The revolving credit facility also includes borrowing capacity available for letters of credit. The facility bears interest at a rate equal to an applicable margin plus, at the Company's option, either (a) a base rate determined by reference to the greater of (1) the prime rate, (2) the three-month certificate of deposit rate plus 0.5%, and (3) the federal funds rate plus 0.5% or (b) LIBOR or EURIBOR plus an applicable margin ranging from 1.0% to 2.5%, depending on the type of borrowing and the leverage ratio of the Company, as defined in the credit agreement. Interest is generally due quarterly in arrears, and is also due upon expiration of any particular loan. In addition, there is an annual loan commitment fee of 0.5% on the unused portion of the revolving credit facility. The Company is also required to pay a participation fee in respect of the undrawn portion of the letters of credit, at a rate per annum equal to LIBOR or EURIBOR plus an applicable margin, a fronting fee at a rate of 0.25% per annum of the daily average amount, as well as customary letter of credit fees. As of December 31, 2004, the Company had $35.3 million in outstanding letters of credit, none of which had been drawn against.

Term loan A bears interest at the same rate as the revolving credit facility. The applicable margin for borrowings under the term loan B facility is 1.5% with respect to base rate borrowings and 2.0% with respect to LIBOR or Eurocurrency borrowings. Unlike the term loan A and the revolving credit facility, term loan B is not subject to adjustment based on the leverage ratio (as defined in the credit agreement). In addition to the $28.6 million of scheduled payments under term loan facilities, Nalco repaid an additional $288.3 million using cash generated from operations and $92.0 million in proceeds from an accounts receivable securitization. Nalco also repaid $15.0 million of revolving credit facility borrowings during the year ended December 31, 2004.

At December 31, 2004, the Company had $1,299.4 million outstanding under the senior secured credit facilities with a weighted-average interest rate of 4.41%. The amounts outstanding, as well as the base rates and applicable margins, at December 31, 2004 and December 31, 2003 were as follows:

	2004			2003
	Amount	Weighted Average Base Rate	Applicable Margin	Amount	Weighted Average Base Rate	Applicable Margin

Revolving credit facility	$—	—	—	$15.0	1.17%	2.50%
Term loan A (U.S. dollar)	$130.9	2.42%	2.46%	$200.0	1.17%	2.50%
Term loan A (euro)	€64.2	2.19%	2.50%	€88.0	2.16%	2.50%
Term loan B	$1,081.0	2.33%	2.00%	$1,300.0	1.17%	2.50%

The $27.8 million of unsecured notes bear interest at 6.25% with interest payments due on May 15 and November 15. The $2.1 million in other long-term debt at December 31, 2004 was borrowed by two foreign subsidiaries. Of this amount, $1.7 million was borrowed at an interest rate of 10.5%. The remaining $0.4 million is non-interest bearing.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

12.	Debt (continued)

The senior secured credit facilities, senior notes, and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends or repurchase stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change the business of the Company; and enter into hedging contracts. In addition, the Company must maintain financial covenants including a maximum total leverage ratio, minimum interest coverage ratio, and maximum capital expenditure limitation. As of December 31, 2004, the Company was in compliance with all of these covenants.

The following table presents the projected annual maturities of long-term debt for years after 2004:

2005	$0.8
2006	4.4
2007	152.6
2008	107.8
2009	80.0
Thereafter	2,755.8
$3,101.4

13.	Leases

The Company leases administrative, research, manufacturing, and warehouse facilities and data processing and other equipment under non-cancelable leases that expire at various dates through 2027. Rent expense totaled $44.6 million, $9.2 million, $23.8 million, and $25.1 million for the year ended December 31, 2004, the period from November 4, 2003 through December 31, 2003, the period from January 1, 2003 through November 3, 2003, and the year ended December 31, 2002, respectively.

Future minimum rental payments for operating leases related to facilities, with initial or remaining terms greater than one year, are as follows:

Year ending December 31
2005	$17.9
2006	14.9
2007	12.6
2008	10.8
2009	10.1
Thereafter	218.2
$284.5

14.	Sale-Leaseback Transaction

In December 2002, the Predecessor entered into an agreement whereby it sold and leased back its corporate headquarters and research facility in Naperville, IL. As a result of the sale, the Predecessor received proceeds of $144.8 million, net of $5.2 million of transaction costs. The related lease was for an initial term of 25 years, and required the Predecessor to make total minimum payments of

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

14.	Sale-Leaseback Transaction (continued)

$264.2 million over the initial lease term. The lease agreement provided for two fixed rate renewal periods of 5 years each and two fair value renewal periods of 5 years each.

The Predecessor's payment obligations, along with certain other items under the lease agreement, were fully guaranteed by Suez. Because of the guarantee, the Predecessor was precluded from accounting for this transaction as a sale and leaseback of the property and instead accounted for it as a financing, with an effective interest rate of 5.5%. The Predecessor provided a cross guarantee to Suez of any payments made by Suez under its guarantee.

Under the terms of an agreement executed November 4, 2003 between the Company and Leo Holding Company (Leo), a subsidiary of Suez, the Company assigned its rights and obligations under the lease agreement to Leo. Simultaneously, Suez was released from its guarantee, and the Company and Leo entered into an agreement whereby the Company subleases its corporate headquarters and research facility from Leo. The terms of the sublease agreement are generally identical to those of the lease agreement that was assigned to Leo. As a result of these transactions, the leased property, the remaining obligation under the lease assigned to Leo, and the related deferred income taxes were removed from the Company's balance sheet as part of the allocation of the Acquisition purchase price. The Company accounts for the sublease as an operating lease.

On November 4, 2003, the Company entered into a Reimbursement Agreement with Suez whereby Suez shall reimburse the Company for all contributions the Company makes to the Profit Sharing, Investment and Pay Deferral Plan Trust (see Note 9). Under the terms of the sublease agreement, if Suez fails to pay any of the payments required to be made under the Reimbursement Agreement, the Company shall have the right to set off such overdue amounts against the rent due under the sublease agreement.

15.	Pension and Other Postretirement Benefit Plans

The Company has several noncontributory, defined benefit pension plans covering most employees in the U.S. and those with certain foreign subsidiaries. The principal domestic plan represents approximately 59% of the benefit obligation and 54% of the total fair value of plan assets at December 31, 2004. The Company also provides a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. In addition, the Company has defined benefit postretirement plans that provide medical, dental, and life insurance benefits for substantially all U.S. retirees and eligible dependents. In conjunction with the Acquisition, the Company assumed these plans from the Predecessor without amendment. The Company retains the right to change or terminate these benefits, and several amendments were made in 2002 to the principal domestic pension plan and the defined benefit postretirement medical and dental plans.

At the end of 2002, the domestic pension plan was amended such that beginning January 2003, pension benefits no longer accrue for those participants in the pension plan hired or rehired after October 1999 and for those participants hired before November 1999, but with less than five years of vesting service at the end of 2002. However, these participants will continue to earn vesting service. These plan amendments resulted in a curtailment credit of $7.8 million in 2002. For those participants hired before November 1999 and with more than five years of vesting service, the pension plan was amended to reduce future benefit accruals and to increase the reduction factors for early retirement.

Also during 2002, eligibility for participation in the defined benefit postretirement medical and dental plans was changed from age 55 with at least ten years of service to age 55 with at least ten years of service after age 45, resulting in a curtailment credit of approximately $29.4 million. Also, employees with less than five years of service at the end of 2003 will only be provided access to

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

15.	Pension and Other Postretirement Benefit Plans (continued)

coverage at retirement; the Company will not contribute to the cost of the coverage. This amendment resulted in an additional curtailment credit of $12.2 million. The plans were also amended such that retirees and their dependents will be required to pay 50% of plan costs in 2005 and beyond.

A December 31 measurement date is used for the defined benefit plans for pension and other postretirement benefits.

The following tables detail the changes in the funded status of defined benefit pension and other postretirement benefit plans and set forth amounts recognized and not recognized in the balance sheets:

	Pension Benefits
	Successor Year ended December 31, 2004	Successor November 4, 2003 through December 31, 2003	Predecessor January 1 2003 through November 3, 2003
Change in benefit obligation
Benefit obligation at beginning of period	$706.2	$711.4	$609.2
Service cost	27.2	4.6	19.9
Interest cost	39.4	6.6	31.1
Participant contributions	1.6	0.3	1.8
Plan amendments	0.5	—	—
Actuarial (gain) loss	27.1	(4.0)	94.0
Benefits paid	(49.6)	(32.3)	(61.9)
Special termination benefits	—	1.6	1.1
Curtailments	—	(0.2)	(2.8)
Other	1.4	—	4.6
Foreign currency exchange rate changes	21.9	18.2	14.4
Benefit obligation at end of period	$775.7	$706.2	$711.4

Change in plan assets
Fair value of plan assets at beginning of period	$346.6	$342.4	$342.6
Actual return on plan assets	29.4	13.2	34.9
Employer contributions	13.7	13.6	17.6
Participant contributions	1.6	0.3	1.8
Benefits paid	(49.6)	(32.3)	(61.9)
Other	1.1	—	—
Foreign currency exchange rate changes	11.2	9.4	7.4
Fair value of plan assets at end of period	$354.0	$346.6	$342.4
Funded status	$(421.7)	$(359.6)
Unrecognized net actuarial (gain) loss	10.9	(13.3)
Unrecognized prior service costs	0.5	—
Net amount recognized	$(410.3)	$(372.9)

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

15.	Pension and Other Postretirement Benefit Plans (continued)

	Other Postretirement Benefits
	Successor Year ended December 31, 2004	Successor November 4, 2003 through December 31, 2003	Predecessor January 1, 2003 through November 3, 2003

Change in benefit obligation
Benefit obligation at beginning of period	$166.6	$165.9	$150.2
Service cost	6.2	1.0	4.3
Interest cost	9.3	1.6	7.6
Participant contributions	4.5	0.3	2.2
Plan amendments	(18.5)	—	—
Actuarial loss	8.8	—	11.5
Benefits paid	(11.3)	(2.2)	(9.9)
Benefit obligation at end of period	$165.6	$166.6	$165.9

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—	$—
Employer contributions	6.8	1.9	7.7
Participant contributions	4.5	0.3	2.2
Benefits paid	(11.3)	(2.2)	(9.9)
Fair value of plan assets at end of period	$—	$—	$—

Funded status	$(165.6)	$(166.6)
Unrecognized net actuarial loss	8.8	—
Unrecognized prior service costs	(16.7)	—
Net amount recognized	$(173.5)	$(166.6)

Amounts recognized in the balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Other assets	$1.4	$1.2	$—	$—
Accrued expenses	—	—	(6.0)	(9.3)
Accrued pension/postretirement benefits	(411.7)	(374.1)	(167.5)	(157.3)
Net amount recognized	$(410.3)	$(372.9)	$(173.5)	$(166.6)

The accumulated benefit obligation for all defined benefit pension plans was $625.5 million and $545.0 million at December 31, 2004 and 2003, respectively.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

15.	Pension and Other Postretirement Benefit Plans (continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with projected benefit obligations in excess of plan assets as of the end of 2004 and 2003 were as follows:

	2004	2003
Projected benefit obligation	$765.8	$697.7
Accumulated benefit obligation	619.4	539.5
Fair value of plan assets	342.0	336.7

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of the end of 2004 and 2003 were as follows:

	2004	2003
Projected benefit obligation	$764.3	$697.7
Accumulated benefit obligation	618.4	539.5
Fair value of plan assets	340.8	336.7

Net pension and other postretirement benefit expense for all defined benefit plans was comprised of:

	Pension Benefits
	Successor Year ended December 31, 2004	Successor November 4, 2003 through December 31, 2003	Predecessor January 1, 2003 through November 3, 2003	Predecessor Year ended December 31, 2002
Service cost	$27.2	$4.6	$19.9	$31.2
Interest cost	39.4	6.6	31.1	35.5
Expected return on plan assets	(26.9)	(4.5)	(27.1)	(37.3)
Amortization of prior service cost	—	—	(2.0)	(3.2)
Amortization of net transition asset	—	—	(0.1)	(0.1)
Recognized net actuarial loss	—	—	12.4	7.4
Special termination benefits	—	—	1.1	—
Settlement charge	0.1	0.1	5.9	1.8
Curtailment	—	(0.2)	2.0	(7.8)
Net benefit expense	$39.8	$6.6	$43.2	$27.5

	Other Postretirement Benefits
	Successor Year ended December 31, 2004	Successor November 4, 2003 through December 31, 2003	Predecessor January 1, 2003 through November 3, 2003	Predecessor Year ended December 31, 2002
Service cost	$6.2	$1.0	$4.3	$4.4
Interest cost	9.3	1.6	7.6	10.6
Amortization of prior service cost	(1.8)	—	(8.4)	(8.2)
Recognized net actuarial loss	—	—	6.0	4.4
Special termination benefits	—	—	—	—
Curtailment	—	—	—	(41.6)
Net benefit expense (credit)	$13.7	$2.6	$9.5	$(30.4)

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

15.	Pension and Other Postretirement Benefit Plans (continued)

The weighted-average assumptions used for the U.S. defined benefit plans as of the end of the last two years were as follows:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003

Discount rates	5.75%	6.00%	5.75%	6.00%
Rates of increase in compensation levels	3.94%	4.19%	3.87%	4.12%

The weighted-average assumptions used for the foreign defined benefit pension plans as of the end of the last two years were as follows:

	2004	2003
Discount rates	5.18%	5.43%
Rates of increase in compensation levels	3.36%	3.35%

The weighted-average assumptions used to determine net pension and other postretirement benefit expense for the U.S. defined benefit plans were as follows:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Discount rates	6.00%	6.00%	6.75%	7.25%
Rates of increase in compensation levels:
Pension benefits	4.19%	4.19%	4.19%	4.19%
Other postretirement benefits	4.12%	4.12%	4.12%	4.12%
Expected long-term return on plan assets	8.50%	8.50%	9.00%	10.00%

The weighted-average assumptions used to determine net pension expense for the foreign defined benefit pension plans were as follows:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Discount rates	5.42%	5.43%	5.74%	5.72%
Rates of increase in compensation levels	3.35%	3.71%	3.40%	3.31%
Expected long-term return on plan assets	8.15%	7.97%	7.75%	7.60%

The assets in the Company's principal domestic pension plan are invested to obtain a reasonable long-term rate of return at an acceptable level of investment risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews, liability measurements and asset/liability studies. A similar approach to assessing investment risk and obtaining reasonable investment returns is employed for the foreign pension plans.

The assets in the principal domestic pension plan are diversified across equity and fixed income investments. The investment portfolio has target allocations of approximately 64% equity and 36% fixed income. Other assets such as real estate, hedge funds and private equity may be used judiciously

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

15.	Pension and Other Postretirement Benefit Plans (continued)

to enhance portfolio returns and diversification. For the fiscal years ended December 31, 2004 and December 31, 2003, the plan had an immaterial amount of assets invested in these alternative investment classes. The foreign pension plans have comparable asset allocations to the principal domestic plan, with some variances for local practices.

The expected long-term rate of return is established using historical market data for each asset class as well as the target allocation. Historical markets are analyzed and long-term historical relationships between equity and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility will generate a greater return over the long run. Active management is employed in most asset classes, which also contributes to the return assumption. The total weighted-average return on each asset class supports the Company's long-term expected rate of return assumption.

The percentages of each major class of plan assets held by the Company's principal domestic defined benefit pension plan as of the end of the last two years and target allocations were as follows:

	Actual		Target Allocations
	2004	2003	2004	2003
Equity securities	64.8%	65.7%	64.3%	64.3%
Fixed income securities	33.7	34.2	35.7	35.7
Cash	1.5	0.1	—	—
	$100.0%	100.0%	100.0%	100.0%

The assumed health care cost trend rates used as of the end of the last two years were as follows:

	2004	2003
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2009

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.6	$(0.8)
Effect on postretirement benefit obligation	7.0	(8.2)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company has determined that prescription drug benefits that it provides to retirees do not qualify for the federal subsidy provided by the Act. Accordingly, no accounting recognition is required.

The Company expects to contribute $33.1 million to its pension plans and $8.7 million to its other defined postretirement benefit plans in 2005.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

15.	Pension and Other Postretirement Benefit Plans (continued)

The following estimated future benefit payments are expected to be paid in the years indicated:

Year	Pension Benefits	Other Postretirement Benefits
2005	$37.4	$8.7
2006	34.4	9.5
2007	36.8	10.3
2008	36.5	10.9
2009	40.8	11.4
2010 - 2014	267.5	63.5

16.	Equity Compensation Plan

Nalco LLC, the Company's ultimate parent company, established the Nalco LLC 2004 Unit Plan (the "Plan") for purposes of (i) attracting and retaining exceptional officers and other key employees, non-employee directors and consultants of Nalco LLC and the Company and (ii) enabling such individuals to acquire an equity interest in Nalco LLC and to participate in the long-term growth and financial success of Nalco LLC and the Company.

During 2004, Nalco LLC granted certain officers and key employees of the Company rights to purchase a designated number of one or more classes of equity interests ("Units") in Nalco LLC. Those officers and key employees who elected to purchase such Units did so at the Units' fair value, discounted for any vesting provisions, as determined by a valuation consultant, since Nalco LLC is a private company and there is no public market for its shares.

The Units subject to the Plan include class A, class B, class C, and class D Units. The class A Units are fully vested at the time of purchase by an employee and have economic characteristics that are similar to those of shares of common stock in a private corporation. The class B, class C, and class D Units are subject to vesting provisions, meaning that in order for such Units to be entitled to distributions or other benefits, an employee will have to continue to provide services for a certain period of time. However, with respect to the class C and class D Units, such vesting will be accelerated if the Company achieves certain EBITDA performance targets. The Units also become fully vested 18 months after a change in control of the Company, subject to certain other conditions.

The methods employed to value the class A Units were the guideline public company method, using multiples of EBITDA and sales, and the income approach, using the discounted free cash flow method. The class B, class C, and class D Units are essentially structured as options and were valued using the Black-Scholes option pricing model. The expected option life, risk-free interest rate, expected annual volatility, and dividend yield used to calculate the fair value of the Units was 6.0 years, 3.15%, 19.6%, and 0.0%, respectively. The expected annual volatility was estimated using a group of guideline public companies as a proxy, since the Units are not publicly traded. A minority interest discount and various marketability discounts also affected the fair value of the class B, class C, and class D Units.

Though Nalco LLC established the Plan, the Company will account for the Plan since its economic substance is substantially the same for the Company and its employees.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

16.	Equity Compensation Plan (continued)

The Company elected to adopt SFAS No. 123(R) as of October 1, 2004, using the modified-prospective transition method. Compensation cost charged to earnings for the Plan was $0.1 million for the year ended December 31, 2004. Compensation cost is recognized ratably over the estimated requisite service periods that the Units vest. No share-based compensation was charged to earnings by the Successor during the period from November 4, 2003 through December 31, 2003 or by the Predecessor during the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002, since no share-based compensation plans existed during those periods.

As a result of the purchase of Units under the Plan by key officers and employees, the Company received an additional contribution of capital of $8.1 million from Nalco LLC.

17.	Unitholder's Equity

Unitholder's equity consists of the following:

	December 31, 2004	December 31, 2003
Capital account	$1,012.9	$1,001.9
Accumulated deficit	(128.3)	(24.1)
Accumulated other comprehensive income	133.1	91.2
	1,017.7	$1,069.0

The capital structure of the Company consists of one class of limited liability company interests represented by Units, which are identical with each other in every respect. There were 100 Units issued and outstanding at December 31, 2004 and 2003.

At December 31, 2003, Nalco Investment Holdings LLC was the sole member of the Company and owned all outstanding Units as a result of its $1,001.9 million capital contribution to the Company on November 4, 2003. On January 14, 2004, Nalco Investment Holdings LLC contributed its 100% interest in Nalco Holdings LLC in exchange for a 100% interest in a newly formed company, Nalco Finance Holdings LLC. As of that date, Nalco Finance Holdings LLC became the direct parent company of Nalco Holdings LLC.

During the year ended December 31, 2004, the Company received additional capital contributions of $11.0 million from its direct parent company, Nalco Finance Holdings LLC. This primarily resulted from $9.3 million of capital contributions received by the Company's ultimate parent company, Nalco LLC, comprised of an additional equity investment of $1.2 million by Dr. William H. Joyce and $8.1 million in proceeds from the sale of equity interests to certain officers and key employees under the Nalco LLC 2004 Unit Plan. The remaining $1.7 million represented a portion of the proceeds from senior discount notes issued by Nalco Finance Holdings LLC in January 2004.

18.	Financial Instruments and Risk Management

The Company and its Predecessor have used derivatives to fix the cost of issuing debt and to manage well-defined interest rate and foreign exchange exposures. For derivative instruments not designated as hedging instruments, the unrealized gain or loss is recognized in other income (expense) in current earnings during the period of change.

Notional Amount and Credit Exposures of Derivatives

The notional amounts of derivatives discussed below do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

18.	Financial Instruments and Risk Management (continued)

The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate primarily to interest rates and foreign exchange rates.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

Interest Rate Risk Management

Interest rate swap agreements were used by the Predecessor to reduce the potential impact of increases in interest rates on floating rate debt. During 2001, the Predecessor entered into an interest rate swap agreement with a former related party. This interest rate swap was designated as a hedge of future cash flows related to certain variable interest rate borrowings. Changes in fair value of the interest rate swap were recognized in other comprehensive income and subsequently reclassified into interest expense as payments became due and the swap approached maturity.

During the third quarter of 2003, it became probable that the future interest payments hedged by the swap would not be made because it was expected that the related debt would be repaid immediately before the sale of the Predecessor during the fourth quarter of 2003. As a result, the Predecessor discontinued accounting for the swap as a hedge, and a $10.9 million pretax loss reported in accumulated other comprehensive income was reclassified to earnings during the third quarter 2003. The swap was terminated in October 2003, ultimately resulting in a pretax loss of $10.4 million that was reported in other income (expense) for the period January 1, 2003 through November 3, 2003.

Foreign Exchange Risk Management

The Company and its Predecessor have used various types of foreign exchange contracts, including currency swaps and forward exchange contracts, to manage foreign exchange risk. In addition, the Company uses certain foreign currency debt as a hedge of the foreign currency exposure of a portion of its net investment in foreign operations.

Upon issuance, the Company designated the €200.0 million senior notes, the €200.0 million senior subordinated notes, and the €88.0 million term loan as a hedge of its net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income, to offset changes in the value of the Company's net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

The Company formally assesses, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. Losses of $28.2 million (net of income taxes of $16.5 million) and $29.4 million (net of income taxes of $18.0 million) were reported as a component of other comprehensive loss within the accumulated foreign currency translation adjustment account for the year ended December 31, 2004 and the period from November 4, 2003 through December 31, 2003, respectively. No hedge ineffectiveness was recorded in income.

The Company's forward exchange contracts at December 31, 2004 were designated as cash flow hedges of the variability of the cash flows from certain intercompany foreign currency loans and

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

18.	Financial Instruments and Risk Management (continued)

forecasted 2005 royalty payments due to changes in foreign exchange rates. The fair value of these contracts was a liability of $1.3 million and $0.5 million at December 31, 2004 and December 31, 2003, respectively. There was a $0.4 million pretax loss attributable to foreign exchange contracts in accumulated other comprehensive income at December 31, 2004. Of that amount, the Company expects $0.3 million to be reclassified to earnings during the next twelve months.

In October 2003, the Predecessor terminated three currency swap agreements when the intercompany foreign currency loans they were hedging were settled. The gain on the termination of the swaps was not material.

19.	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents and short-term debt

The carrying amount approximates fair value because of the short-term maturities of such instruments.

Long-term debt

The fair value of the Company's senior notes and senior subordinated notes at December 31, 2004 was estimated based on their quoted market prices. The carrying value of the Company's senior notes and senior subordinated notes outstanding at December 31, 2003 was considered to approximate fair value due to the proximity of their date of issuance to December 31, 2003. The carrying value of amounts outstanding under the Company's senior secured credit facilities is considered to approximate fair value because interest accrues at rates which fluctuate with interest rate trends. The carrying value of other long-term debt outstanding, other than the 6.25% fixed rate unsecured notes, also approximates fair value due to the variable nature of their interest rates.

The fair value of the 6.25% fixed rate unsecured notes was based on the quoted market price for similar debt instruments.

Derivatives

The fair value of derivatives, including foreign currency forward exchange contracts, was estimated based on current settlement prices and quoted market prices of comparable contracts and represents their carrying values.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

19.	Fair Value of Financial Instruments (continued)

The following table presents the carrying amounts and fair values of financial instruments as of the end of the last two years:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$33.2	$33.2	$100.0	$100.0

Liabilities
Short-term debt	$17.7	$17.7	$51.9	$51.9
Long-term debt	3,100.6	3,268.4	3,262.8	3,265.6
Forward exchange contracts	1.3	1.3	0.5	0.5

20.	Business Optimization Expenses

In addition to the Company's plan to exit or restructure certain activities that was formulated in conjunction with the Acquisition, the Company is continuing to redesign and optimize its business and work processes. Business process optimization expenses, representing employee severance and related costs, were $1.7 million for the year ended December 31, 2004.

During 2002, the Predecessor began a program to realign its support for the petroleum, petrochemical, pulp, and paper industries to provide one-stop process improvement and water treatment sales and service to these key customers. As a result, the Predecessor and the Company incurred expenses during 2002 and 2003, which consisted primarily of severance, outplacement, and employee relocations, for about 100 personnel.

The Predecessor implemented a plan during 2001 to reduce costs and improve efficiency throughout the organization and as a result, about 200 positions were eliminated. Expenses incurred during 2002 primarily consisted of severance and outside consulting costs.

As a result of acquiring Exxon's interest in the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture in 2001, the Predecessor incurred costs related to integrating the operations of the joint venture with those of the Predecessor. Certain costs totaling $6.0 million, which were related to the integration, including severance, employee relocations, and assets impairments, were accrued as a liability on the date of acquisition.

After its acquisition by Suez in November 1999, Nalco Chemical Company began to integrate its global operations with those of two other businesses owned by Suez: Aquazur and Calgon Corporation. Suez acquired Calgon in July 1999, which, along with the acquisition of Nalco Chemical Company, was part of a strategic plan by Suez to provide its global customers with integrated services in the water, energy and waste sectors. The integration of Suez' Aquazur operations with those of Nalco Chemical Company and Calgon was also part of this strategic plan. This integration entailed the combination and realignment of the manufacturing, selling, research and administrative support functions of the three businesses to achieve optimum efficiencies and synergies. Charges incurred consisted of consulting and other outside services, certain severance expenses, retention payments, training, travel, advertising, the integration of data processing and information systems and facility closure costs. Activities related to the integration were completed at the end of 2002.

The Predecessor also incurred consulting and other expenses that were charged to business optimization expenses during 2002 and 2003.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

20.	Business Optimization Expenses (continued)

Business optimization expenses were comprised of the following:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Business process optimization	$1.7	$—	$—	$—
2002 business realignment	—	0.8	18.8	8.9
2001 cost reduction and efficiency improvement	—	—	—	10.6
Nalco/Exxon integration	—	—	1.5	7.7
Integration-Nalco Chemical Company, Aquazur and Calgon	—	—	—	5.6
	$1.7	$0.8	$20.3	$32.8

All Predecessor business optimization plans were completed as of December 31, 2003.

21.	Summary of Other Income (Expense)

The components of other income (expense), net in the statement of operations include the following:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Gain (loss) on sale of business	$—	$—	$(5.2)	$12.4
Suez management fees	—	—	(2.9)	(3.1)
Sponsor monitoring fees	(11.2)	(1.8)	—	—
Sponsor monitoring agreement termination fee	(35.0)	—	—	—
Franchise taxes	(2.2)	(0.5)	(0.3)	(4.4)
Equity in earnings of unconsolidated subsidiaries	3.2	0.4	2.0	3.6
Foreign currency exchange adjustments	(1.5)	(0.9)	3.0	0.8
Swap settlement	—	—	(10.4)	—
Other income (expense), net	3.4	—	(3.5)	(5.9)
	$(43.3)	$(2.8)	$(17.3)	$3.4

22.	Related Party Transactions

On November 4, 2003, the Company entered into a Monitoring Fee Agreement with affiliates of the Sponsors for monitoring, advisory and consulting services in relation to the affairs of the Company, including debt and equity offerings, relationships with bankers and lenders, corporate strategy, acquisitions and dispositions, and other matters as may be requested. The Company agreed to pay an annual monitoring fee of at least $10.0 million for these services. The fee could be increased depending on the Company's earnings. During the year ended December 31, 2004 and the period from November 4, 2003 through December 31, 2003, the Company paid $11.2 million and $1.8 million, respectively, for these services.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

22.	Related Party Transactions (continued)

In connection with the public offering of common stock by the Company's indirect parent company, Nalco Holding Company, in November 2004, the Company amended and restated the Monitoring Fee Agreement, pursuant to which the Company terminated the monitoring services provided to the Company by the Sponsors' affiliates. A termination fee of $35.0 million was paid to the Sponsors' affiliates, which was charged to other income (expense). The amended and restated agreement will provide the Sponsors' affiliates with a right of first refusal to provide us with financial advisory services in exchange for mutually agreeable compensation. This right of first refusal will terminate when the Sponsors directly or indirectly hold less than 5% of Nalco Holding Company's outstanding common stock.

The Company borrowed certain excess cash amounts from Nalco Holding Company during the year ended December 31, 2004, and interest expense on these borrowings was $0.3 million.

The Company paid certain costs on behalf of Nalco Holding Company in connection with its public offering of common stock. At December 31, 2004, the Company had a receivable of $0.7 million from Nalco Holding Company for these costs, which was classified with other noncurrent assets.

As part of the Acquisition, the Company executed a Transaction Fee Agreement whereby the Company agreed to pay affiliates of the Sponsors for the financial and structural analysis, due diligence investigations, other advice and negotiation assistance necessary in order to enable the Acquisition to be consummated. Pursuant to this agreement, the Company paid affiliates of the Sponsors a transaction fee of $75.0 million during the period from November 4, 2003 through December 31, 2003. The Company also reimbursed affiliates of the Sponsors $1.1 million for miscellaneous expenses incurred in connection with the Acquisition. The transaction fee and expense reimbursement were capitalized and included as part of the purchase price.

The Predecessor provided certain manufacturing and selling services to other subsidiaries of Suez. Amounts earned by the Predecessor for the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002 were $0.3 million and $1.4 million, respectively. In addition, the Predecessor paid Suez management fees of $2.9 million and $3.1 million for the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002, respectively.

The Predecessor lent funds to various other subsidiaries of Suez. Interest earned from related companies was $1.0 million and $2.4 million for the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002, respectively.

The Predecessor also borrowed funds from other subsidiaries of Suez. Interest expense to related companies was $13.5 million and $24.9 million for the period from January 1, 2003 through November 3, 2003 and the year ended December 31, 2002, respectively.

The Predecessor was a counterparty to an interest rate swap agreement with a subsidiary of Suez. The swap was terminated in October 2003, resulting in a pretax charge of $10.4 million during the period from January 1, 2003 through November 3, 2003.

23.	Segment Information

The Company provides integrated water treatment and process improvement services for industrial and institutional applications, using technologically advanced solutions, combining chemical products and equipment, and consistent, reliable on-site service and expertise. These solutions and services enable the Company's customers to improve production yields, lower manufacturing costs, extend asset lives and maintain environmental standards at costs that represent a small share of their overall production expense.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

23.	Segment Information (continued)

The Company is organized based on the end markets it serves. The organization is comprised of the following reportable segments:

Industrial and Institutional Services – This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Energy Services – This segment serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Paper Services – This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

Other – This segment serves the alternative channels to market, supply chain activities, and certain other operating expenses not allocated to a segment. It also includes the Company's subsidiary in India and the Katayama Nalco joint venture.

During 2004, the Company began reporting Pacific region results related to the Industrial and Institutional Services segment and the Paper Services segment with those segments. These results had previously been reported in the Other segment. Amounts for prior periods have been restated to conform with this change in the composition of the Company's reportable segments.

The Company evaluates the performance of its segments based on "direct contribution", which is defined as net sales, less cost of products sold (excluding variances to standard costs), selling and service expenses, marketing expenses and research expenses directly attributable to each segment. There are no intersegment revenues. Prior year data have been reclassified between segments to conform to the current year presentation.

Net sales by reportable segment were as follows:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Industrial and Institutional Services	$1,402.0	$214.3	$1,067.8	$1,215.9
Energy Services	805.4	123.7	596.4	682.5
Paper Services	663.0	104.3	518.5	605.8
Other	162.9	17.8	123.8	140.1
Net sales	$3,033.3	$460.1	$2,306.5	$2,644.3

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

23.	Segment Information (continued)

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
Segment direct contribution:
Industrial and Institutional Services	$351.7	$47.5	$271.2	$286.5
Energy Services	167.2	23.8	131.1	159.8
Paper Services	151.3	23.4	120.2	146.0
Other	(64.1)	(22.9)	(49.6)	(35.3)
Total segment direct contribution	606.1	71.8	472.9	557.0

Expenses not allocated to segments:
Administrative expenses	190.3	36.3	181.7	170.8
Impairment of goodwill	—	—	244.4	—
Amortization of intangible assets	96.3	15.4	68.9	89.2
In-process research and development	122.3	—	—	—
Business optimization expenses	1.7	0.8	20.3	32.8
Operating earnings (loss)	195.5	19.3	(42.4)	264.2
Other income (expense), net	(43.3)	(2.8)	(17.3)	3.4
Interest income	10.1	0.6	7.1	7.8
Interest expense	(213.2)	(49.6)	(32.7)	(38.5)
Earnings (loss) before income taxes	$(50.9)	$(32.5)	$(85.3)	$236.9

The Company has a single supply chain organization that serves all the reportable segments. As such, asset and capital expenditure information by reportable segment has not been reported and is not available, since the Company does not produce such information internally. In addition, although depreciation expense is a component of each reportable segment's direct contribution, it is not discretely identifiable.

Net sales by geographic region were as follows:

	Successor		Predecessor
	Year ended December 31, 2004	November 4, 2003 through December 31, 2003	January 1, 2003 through November 3, 2003	Year ended December 31, 2002
United States	$1,375.8	$212.0	$1,110.6	$1,369.2
Other countries	1,657.5	248.1	1,195.9	1,275.1
	$3,033.3	$460.1	$2,306.5	$2,644.3

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

23.	Segment Information (continued)

Long-lived assets by geographic region were as follows:

	December 31, 2004	December 31, 2003
United States	$2,902.9	$3,185.2
Other countries	1,999.8	2,003.0
	$4,902.7	$5,188.2

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets is based on physical location of those assets. There were no sales from a single foreign country that were material to the consolidated net sales of the Company or the combined net sales of the Predecessor.

24.	Contingencies and Litigation

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company and its subsidiaries, arising from the ordinary course of business with respect to commercial, intellectual property, product liability, employee and environmental matters. Historically, these matters have not had a material impact on the consolidated financial position of the Company. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

The Company has been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. The Company's financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on the Company up to the present, nor is it anticipated that there will be in the future, as a result of these matters.

The Company has made and will continue to make provisions for these costs if the Company's liability becomes probable and when costs can be reasonably estimated. The Company's undiscounted reserves for known environmental clean up costs were $2.0 million at December 31, 2004.

These environmental reserves represent management's current estimate of its proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. Expenditures for the year ended December 31, 2004, relating to environmental compliance and clean up activities, were not significant.

The Company has been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on the Company's business historically and the Company does not anticipate these matters to present any material risk to the Company's business in the future. Notwithstanding, the Company cannot predict the outcome of any such lawsuits or the involvement the Company might have in these matters in the future.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

24.	Contingencies and Litigation (continued)

The Company has received subpoenas from the U.S. Department of Justice for documents and testimony relating to its storage of claimed hazardous materials, the claimed leakage of wastewater and other matters at its plant in Garyville, Louisiana. No charges or indictments have been filed, but the outcome of this investigation is unknown to the Company.

In the ordinary course of its business, the Company is also a party to a number of lawsuits and is subject to various claims relating to trademarks, employee matters, contracts, transactions, chemicals and other matters, the outcome of which, in the opinion of management, should not have a material effect on the consolidated financial position of the Company. However, we cannot predict the outcome of any litigation or the potential for future litigation. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs. The Company maintains accruals where the outcome of the matter is probable and can be reasonably estimated.

25.	Quarterly Results of Operations (Unaudited)

	Successor
	First Quarter(1)	Second Quarter(2)	Third Quarter	Fourth Quarter (3)
2004
Net sales	$713.3	$740.4	$774.2	$805.4
Cost of product sold	368.2	365.5	394.7	423.8
Business optimization expenses	—	—	—	1.7
Earnings (loss) before income taxes	(115.0)	29.9	41.3	(7.1)
Net earnings (loss)	(119.0)	12.4	12.4	(10.0)

	Predecessor				Successor
	First Quarter	Second Quarter(4)	Third Quarter(5)	October 1 through November 3(6)	November 4 through December 31(7)
2003
Net sales	$658.2	$694.5	$711.4	$242.4	$460.1
Cost of product sold	323.7	331.2	337.9	121.8	248.2
Business optimization expenses	2.5	7.2	5.5	5.1	0.8
Earnings (loss) before income taxes	42.4	(186.5)	64.6	(5.8)	(32.5)
Net earnings (loss)	24.4	(212.1)	33.7	(4.2)	(24.1)

(1)	Earnings (loss) before income taxes includes a $122.3 million charge ($122.3 million after tax) for purchased in-process research and development and a $14.1 million charge ($9.8 million after tax) related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

(2)	Earnings (loss) before income taxes includes a $0.4 million charge ($0.3 million after tax) related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

(3)	Earnings (loss) before income taxes includes a $35.0 million charge ($21.8 million after tax) for the termination of the Monitoring Fee Agreement with affiliates of the Sponsors and a $0.1 million charge ($0.1 million after tax) related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

Nalco Holdings LLC and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in millions, except per share amounts)
December 31, 2004

25.	Quarterly Results of Operations (Unaudited) (continued)

(4)	Earnings (loss) before income taxes includes a $244.4 million charge ($244.4 million after tax) for goodwill impairment.

(5)	Earnings (loss) before income taxes includes a $10.9 million charge ($6.8 million after tax) to provide for the estimated loss on the termination of an interest rate swap.

(6)	Earnings (loss) before income taxes includes a $0.5 million credit ($0.3 million after tax) to adjust the provision for termination of an interest rate swap to actual settlement cost.

(7)	Earnings (loss) before income taxes includes a $21.2 million charge ($14.8 million after tax) related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

26.	Supplemental Guarantor Condensed Financial Information

In connection with the Acquisition, Nalco Holdings LLC (presented as Parent in the following tables), through its wholly-owned subsidiary, Nalco Company (presented as Issuer in the following tables), issued senior notes and senior subordinated notes as further described in Note 12. The senior notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior basis and the senior subordinated notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Nalco Holdings LLC and substantially all existing and future wholly owned restricted domestic subsidiaries of Nalco Company (collectively, the "Guarantors"). All other subsidiaries of Nalco Holdings LLC, whether direct or indirect, do not guarantee the senior notes and senior subordinated notes ("Non-Guarantors"). The Guarantors also unconditionally guarantee the Company's borrowings under the senior secured credit facilities on a senior secured basis.

The following unaudited condensed combining financial statements present the results of operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors and (5) eliminations to arrive at the information for Nalco Holdings LLC on a combined basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe that such information is material to investors.

Therefore, each of the Guarantors is combined in the presentation below. Further, separate financial statements of the Issuer are not presented because management does not believe that such information is material to investors.

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$—	$1.3	$0.8	$31.1	$—	$33.2
Trade accounts receivable	—	(16.4)	4.4	606.2	—	594.2
Inventories – finished products	—	70.6	47.8	127.0	—	245.4
Inventories – materials & work in process	—	13.9	15.6	38.6	—	68.1
Notes receivable from related parties	—	17.4	133.7	24.3	(175.4)	—
Other receivables from related parties	—	1.2	296.4	95.4	(393.0)	—
Prepaid expenses, taxes, and other current assets	—	36.4	6.9	46.8	—	90.1
Total Current Assets	—	124.4	505.6	969.4	(568.4)	1,031.0
Property, plant, and equipment, net	—	270.4	152.3	424.6	—	847.3
Investment in subsidiaries	1,031.8	2,437.6	368.9	—	(3,838.3)	—
Goodwill	—	719.3	318.2	1,330.8	—	2,368.3
Intangibles	—	1,047.6	58.6	217.4	—	1,323.6
Other assets		300.1	19.9	43.5	—	363.5
Total Assets	$1,031.8	$4,899.4	$1,423.5	$2,985.7	$(4,406.7)	$5,933.7
Accounts payable	$—	$77.4	$39.9	$144.6	$—	$261.9
Short-term debt	—	4.2	0.4	13.1	—	17.7
Other current liabilities	—	50.5	62.6	198.6	—	311.7
Intercompany accounts payable	—	53.7	35.9	85.8	(175.4)	—
Total Current Liabilities	—	185.8	138.8	442.1	(175.4)	591.3
Long-term debt	—	3,002.1	—	98.5	—	3,100.6
Deferred income taxes	—	401.0	(2.6)	103.1	—	501.5
Accrued pension benefits	—	226.4	37.2	148.1	—	411.7
Intercompany notes payable-long term	—	391.6	—	1.4	(393.0)	—
Other liabilities	—	241.9	27.3	27.6	—	296.8
Total Other Liabilities	—	4,263.0	61.9	378.7	(393.0)	4,310.6
Minority Interest	14.1	—	—	14.1	(14.1)	14.1
Unitholder's/Shareholders' Equity	1,017.7	450.6	1,222.8	2,150.8	(3,824.2)	1,017.7
Total Liabilities and Unitholder's/Shareholders' Equity	$1,031.8	$4,899.4	$1,423.5	$2,985.7	$(4,406.7)	$5,933.7

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2003

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash & cash equivalents	$4.0	$22.5	$1.8	$71.7	$—	$100.0
Trade accounts receivable	—	96.3	62.1	324.5	—	482.9
Inventories – finished products	—	68.7	46.9	118.0	—	233.6
Inventories – materials & work in process	—	13.1	11.2	37.2	—	61.5
Notes receivable from related parties	—	52.0	45.8	17.1	(114.9)	—
Other receivables from related parties	—	97.3	266.3	1.7	(365.3)	—
Prepaid expenses, taxes, and other current assets	0.1	51.7	2.0	45.3	(1.5)	97.6
Total Current Assets	4.1	401.6	436.1	615.5	(481.7)	975.6
Property, plant, and equipment, net	—	303.4	160.7	401.5	—	865.6
Investment in subsidiaries	1,080.5	2,082.5	372.2	—	(3,535.2)	—
Goodwill	—	550.4	631.6	1,318.1	—	2,500.1
Intangibles	—	1,084.5	71.6	252.8	—	1,408.9
Other assets	—	342.5	24.2	46.9	—	413.6
Total Assets	$1,084.6	$4,764.9	$1,696.4	$2,634.8	$(4,016.9)	$6,163.8
Accounts payable	$—	$49.4	$24.1	$82.4	$—	$155.9
Short-term debt	—	36.7	2.9	12.3	—	51.9
Other current liabilities	4.0	75.9	53.4	189.2	(1.5)	321.0
Intercompany accounts payable	—	315.1	79.2	85.9	(480.2)	—
Total Current Liabilities	4.0	477.1	159.6	369.8	(481.7)	528.8
Long-term debt	—	3,260.9	—	1.9	—	3,262.8
Deferred income taxes	—	508.7	14.4	100.9	—	624.0
Accrued pension benefits	—	211.6	32.2	130.3	—	374.1
Other liabilities	—	242.5	26.0	25.0	—	293.5
Total Other Liabilities	—	4,223.7	72.6	258.1	—	4,554.4
Minority Interest	11.6	—	—	11.6	(11.6)	11.6
Unitholder's/Shareholders' Equity	1,069.0	64.1	1,464.2	1,995.3	(3,523.6)	1,069.0
Total Liabilities and Unitholder's/Shareholders' Equity	$1,084.6	$4,764.9	$1,696.4	$2,634.8	$(4,016.9)	$6,163.8

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
Year ended December 31, 2004 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,082.7	$545.8	$1,679.0	$(274.2)	$3,033.3
Operating costs and expenses:
Cost of product sold	—	631.6	337.3	857.5	(274.2)	1,552.2
Selling, administrative, and research expenses	—	438.3	117.0	510.0	—	1,065.3
Amortization of intangible assets	—	38.2	13.0	45.1	—	96.3
In-process research and development	—	108.6	13.7	—	—	122.3
Business optimization expenses	—	—	—	1.7	—	1.7
Total operating costs and expenses	—	1,216.7	481.0	1,414.3	(274.2)	2,837.8
Operating earnings (loss)	—	(134.0)	64.8	264.7	—	195.5

Other income (expense), net	(98.4)	45.4	34.2	(75.5)	51.0	(43.3)
Interest income	—	8.6	5.3	15.6	(19.4)	10.1
Interest expense	—	(222.1)	(4.9)	(5.6)	19.4	(213.2)
Earnings (loss) before income taxes	(98.4)	(302.1)	99.4	199.2	51.0	(50.9)

Income tax provision (benefit)	—	(37.2)	10.1	74.4	0.2	47.5

Minority interests	(5.8)	—	—	(5.8)	5.8	(5.8)
Net earnings (loss)	$(104.2)	$(264.9)	$89.3	$119.0	$56.6	$(104.2)

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Operations
For the Period from November 4, 2003 through December 31, 2003 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$159.5	$84.7	$252.9	$(37.0)	$460.1
Operating costs and expenses:
Cost of product sold	—	87.0	53.1	145.1	(37.0)	248.2
Selling, administrative, and research expenses	0.4	67.9	24.4	83.7	—	176.4
Amortization of intangible assets	—	6.2	2.1	7.1	—	15.4
Business optimization expenses	—	—	—	0.8	—	0.8
Total operating costs and expenses	0.4	161.1	79.6	236.7	(37.0)	440.8
Operating earnings (loss)	(0.4)	(1.6)	5.1	16.2	—	19.3

Other income (expense), net	(23.9)	5.9	5.2	(94.4)	104.4	(2.8)
Interest income	—	0.5	0.6	0.4	(0.9)	0.6
Interest expense	—	(49.6)	(0.2)	(0.7)	0.9	(49.6)
Earnings (loss) before income taxes	(24.3)	(44.8)	10.7	(78.5)	104.4	(32.5)

Income tax provision (benefit)	(0.2)	(8.9)	1.7	(0.9)	—	(8.3)

Minority interests	0.1	—	—	0.1	(0.1)	0.1
Net earnings (loss)	$(24.0)	$(35.9)	$9.0	$(77.5)	$104.3	$(24.1)

Nalco Holdings LLC and Subsidiaries
Condensed Combining Statement of Operations
For the Period from January 1, 2003 through November 3, 2003 (Predecessor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Net sales	$858.2	$421.4	$1,208.5	$(181.6)	$2,306.5
Operating costs and expenses:
Cost of product sold	459.8	246.9	589.5	(181.6)	1,114.6
Selling, administrative, and research expenses	392.2	123.7	384.8	—	900.7
Impairment of goodwill	244.4	—	—	—	244.4
Amortization of intangible assets	62.5	6.4	—	—	68.9
Business optimization expenses	14.6	0.5	5.2	—	20.3
Total operating costs and expenses	1,173.5	377.5	979.5	(181.6)	2,348.9
Operating earnings (loss)	(315.3)	43.9	229.0	—	(42.4)

Other income (expense), net	68.6	42.1	(72.9)	(55.1)	(17.3)
Interest income	4.4	4.5	1.7	(3.5)	7.1
Interest expense	(26.5)	(1.3)	(8.4)	3.5	(32.7)
Earnings (loss) before income taxes	(268.8)	89.2	149.4	(55.1)	(85.3)

Income tax provision	0.7	15.3	52.7	—	68.7

Minority interests	—	—	(4.2)	—	(4.2)
Net earnings (loss)	$(269.5)	$73.9	$92.5	$(55.1)	$(158.2)

Nalco Holdings LLC and Subsidiaries
Condensed Combining Statement of Operations
Year ended December 31, 2002 (Predecessor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Net sales	$1,134.2	$414.1	$1,291.5	$(195.5)	$2,644.3
Operating costs and expenses:
Cost of product sold	579.6	255.9	626.1	(195.5)	1,266.1
Selling, administrative, and research expenses	434.6	130.1	427.3	—	992.0
Amortization of intangible assets	74.6	9.8	4.8	—	89.2
Business optimization expenses	16.4	—	16.4	—	32.8
Total operating costs and expenses	1,105.2	395.8	1,074.6	(195.5)	2,380.1
Operating earnings (loss)	29.0	18.3	216.9	—	264.2

Other income (expense), net	47.3	32.0	(72.2)	(3.7)	3.4
Interest income	5.2	7.3	3.3	(8.0)	7.8
Interest expense	(30.9)	(3.1)	(12.5)	8.0	(38.5)
Earnings (loss) before income taxes	50.6	54.5	135.5	(3.7)	236.9

Income tax provision	44.1	15.0	46.1	—	105.2

Minority interests	—	—	(3.3)	—	(3.3)
Net earnings (loss)	$6.5	$39.5	$86.1	$(3.7)	$128.4

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2004 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$(104.2)	$(264.9)	$89.3	$119.0	$56.6	$(104.2)
Non-cash adjustments	104.5	216.0	59.5	86.6	(98.4)	368.2
Changes in operating assets and liabilities	(4.0)	114.8	4.0	(141.6)	—	(26.8)
Net cash provided by (used for) operating activities	(3.7)	65.9	152.8	64.0	(41.8)	237.2
Investing activities
Acquisition of Ondeo Nalco Group	(0.3)	25.6	—	—	—	25.3
Business purchases/sales, net	(11.0)	(6.2)	(0.3)	(0.1)	15.3	(2.3)
Additions to property, plant, and equipment, net	—	(23.9)	(6.0)	(61.9)	—	(91.8)
Other investing activities	—	118.9	(29.7)	(96.1)	2.8	(4.1)
Net cash provided by (used for) investing activities	(11.3)	114.4	(36.0)	(158.1)	18.1	(72.9)

Financing activities
Cash dividends	—	—	(31.4)	(10.4)	41.8	—
Net borrowings (repayments) of debt	—	(212.5)	(86.9)	60.2	(2.8)	(242.0)
Capital contributions	11.0	11.0	0.5	3.8	(15.3)	11.0
Other financing activities	—	—	—	(0.9)	—	(0.9)
Net cash provided by (used for) financing activities	11.0	(201.5)	(117.8)	52.7	23.7	(231.9)
Effect of exchange rate changes on cash	—	—	—	0.8	—	0.8
Decrease in cash	(4.0)	(21.2)	(1.0)	(40.6)	—	(66.8)
Cash at beginning of period	4.0	22.5	1.8	71.7	—	100.0
Cash at end of period	$—	$1.3	$0.8	$31.1	$—	$33.2

Nalco Holdings LLC and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Period from November 4, 2003 through December 31, 2003 (Successor)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net earnings (loss)	$(24.1)	$(35.9)	$9.0	$(77.5)	$104.4	$(24.1)
Non-cash adjustments	23.7	24.4	8.9	89.1	(105.5)	40.6
Changes in operating assets and liabilities	4.0	21.3	3.2	43.7	—	72.2
Net cash provided by operating activities	3.6	9.8	21.1	55.3	(1.1)	88.7

Investing activities
Acquisition of Ondeo Nalco Group	(1,001.5)	(3,095.6)	—	(481.8)	451.8	(4,127.1)
Additions to property, plant, and equipment, net	—	(2.9)	(1.0)	(11.7)	—	(15.6)
Other investing activities	—	(12.8)	(2.4)	(1.9)	14.7	(2.4)
Net cash used for investing activities	(1,001.5)	(3,111.3)	(3.4)	(495.4)	466.5	(4,145.1)

Financing activities
Cash dividends	—	—	—	(1.1)	1.1	—
Net borrowings (repayments) of long-term debt	—	3,214.0	—	(0.6)	—	3,213.4
Deferred financing costs	—	(92.4)	—	—	—	(92.4)
Capital contribution	1,001.9	—	—	451.8	(451.8)	1,001.9
Other financing activities	—	2.4	(16.2)	35.9	(14.7)	7.4
Net cash provided by (used for) financing activities	1,001.9	3,124.0	(16.2)	486.0	(465.4)	4,130.3
Effect of exchange rate changes on cash	—	—	—	1.7	—	1.7
Increase in cash	4.0	22.5	1.5	47.6	—	75.6
Cash at beginning of period	—	—	0.3	24.1	—	24.4
Cash at end of period	$4.0	$22.5	$1.8	$71.7	$—	$100.0

Nalco Holdings LLC and Subsidiaries
Condensed Combining Statement of Cash Flows
For the Period from January 1, 2003 through November 3, 2003 (Predecessor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net earnings (loss)	$(269.5)	$73.9	$92.5	$(55.1)	$(158.2)
Non-cash adjustments	335.4	37.8	40.2	24.7	438.1
Changes in operating assets and liabilities	(92.9)	(40.4)	(2.2)	—	(135.5)
Net cash provided by (used for) operating activities	(27.0)	71.3	130.5	(30.4)	144.4

Investing activities
Business purchases/sales, net	42.9	(0.8)	(56.6)	4.4	(10.1)
Additions to property, plant, and equipment, net	(30.4)	(9.2)	(46.0)	—	(85.6)
Other investing activities	4.9	(46.6)	0.2	124.9	83.4
Net cash provided by (used for) investing activities	17.4	(56.6)	(102.4)	129.3	(12.3)

Financing activities
Cash dividends	—	(6.3)	(53.1)	30.4	(29.0)
Net borrowings (repayments) of long-term debt	—	0.2	(7.9)	—	(7.7)
Capital contribution	—	4.4	77.7	(4.4)	77.7
Other financing activities	8.6	(17.1)	(141.8)	(124.9)	(275.2)
Net cash provided by (used for) financing activities	8.6	(18.8)	(125.1)	(98.9)	(234.2)
Effect of exchange rate changes on cash	—	—	6.0	—	6.0
Decrease in cash	(1.0)	(4.1)	(91.0)	—	(96.1)
Cash at beginning of period	1.0	4.4	115.1	—	120.5
Cash at end of period	$—	$0.3	$24.1	$—	$24.4

Nalco Holdings LLC and Subsidiaries
Condensed Combining Statement of Cash Flows
Year ended December 31, 2002 (Predecessor)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net earnings (loss)	$6.5	$39.5	$86.1	$(3.7)	$128.4
Non-cash adjustments	72.5	51.1	34.6	—	158.2
Changes in operating assets and liabilities	(5.4)	60.2	(8.6)	(9.7)	36.5
Net cash provided by operating activities	73.6	150.8	112.1	(13.4)	323.1

Investing activities
Business purchases/sales, net	17.1	(0.3)	(14.1)	—	2.7
Additions to property, plant, and equipment, net	(49.0)	(1.8)	(57.5)	—	(108.3)
Other investing activities	96.5	(53.6)	47.5	(110.9)	(20.5)
Net cash provided by (used for) investing activities	64.6	(55.7)	(24.1)	(110.9)	(126.1)
Financing activities
Cash dividends
Proceeds from corporate facility sale and leaseback	(122.3)	(4.4)	(9.0)	13.4	(122.3)
Net borrowings (repayments) of long-term debt	144.8	—	—	—	144.8
Other financing activities	(174.4)	(93.1)	(98.6)	110.9	(255.2)
Net cash used for financing activities	(151.9)	(97.5)	(107.6)	124.3	(232.7)
Effect of exchange rate changes on cash	—	—	8.9	1.3	10.2
Decrease in cash	(13.7)	(2.4)	(10.7)	1.3	(25.5)
Cash at beginning of period	14.7	6.8	125.8	(1.3)	146.0
Cash at end of period	$1.0	$4.4	$115.1	$—	$120.5

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that was not previously reported.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for 2004 and 2003, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for 2004 and 2003.

(dollars in millions)	2004	2003
Audit fees(1)	$6.1	$3.1
Audit-related fees(2)	—	1.6
Audit and audit-related fees	6.1	4.7
Tax fees(3)	0.1	0.1
All other fees	—	—
Total fees(4)	$6.2	$4.8

(1)	Audit fees for 2004 and 2003 include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in the Company's quarterly reports, and statutory audits. Additionally, audit fees for 2004 include fees for the re-audit of the 2001 financial statements, reviews of registration statements and issuances of related letters to underwriters and consents.

(2)	Audit-related fees for 2003 consisted principally of fees for services provided in connection with the acquisition of the Company in November 2003.

(3)	Tax fees for 2004 and 2003 consisted principally of fees for tax advisory services.

(4)	Ernst & Young LLP full time, permanent employees performed all of the professional services described in this chart.

The Company's Audit Committee of the Board of Directors has adopted a Pre-Approval Policy that can be found at www.nalco.com.

To safeguard the continued independence of the independent auditors, the Audit Committee has adopted a policy that prevents our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to us that have been pre-approved by the Audit Committee. Pursuant to the policy, all audit services require advance approval by the Audit Committee. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (audit-related services, tax services and other services). All services that exceed the dollar thresholds must be approved in advance by the Audit Committee. Pursuant to applicable provisions of the Securities Exchange Act of 1934, as amended, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, who is an independent director. The Chairman has presented all approval decisions to the full Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements

The following consolidated and combined financial statements of Nalco Holdings LLC and subsidiaries are filed as part of this report under Item 8–Financial Statements and Supplementary Data:

Consolidated Balance Sheets–December 31, 2004 and 2003

Consolidated and Combined Statements of Operations–Year ended December 31, 2004 (Successor), Period from November 4, 2003 through December 31, 2003 (Successor), Period from January 1, 2003 through November 3, 2003 (Predecessor), and Year ended December 31, 2002 (Predecessor)

Consolidated and Combined Statement of Unitholder's and Shareholders' Equity–Year ended December 31, 2004 (Successor), Period from November 4, 2003 through December 31, 2003 (Successor), Period from January 1, 2003 through November 3, 2003 (Predecessor), and Year ended December 31, 2002 (Predecessor)

Consolidated and Combined Statements of Cash Flows–Year ended December 31, 2004 (Successor), Period from November 4, 2003 through December 31, 2003 (Successor), Period from January 1, 2003 through November 3, 2003 (Predecessor), and Year ended December 31, 2002 (Predecessor)

Notes to Consolidated and Combined Financial Statements

(a) (2)    Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

Schedule II – Valuation and Qualifying Accounts
Year Ended December 31, 2004 (Successor),
Period from November 4, 2003 through December 31, 2003 (Successor),
Period from January 1, 2003 through November 3, 2003 (Predecessor)
and Year Ended December 31, 2002 (Predecessor)

		Additions
(dollars in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended December 31, 2004 (Successor):
Allowance for doubtful accounts	$21.0	$2.9	$0.6	(1)	$(3.4)	(2)	$21.1
Deferred tax asset valuation allowance	35.6	0.2	8.3	(3)	—		44.1

Period from November 4, 2003 through December 31, 2003 (Successor):
Allowance for doubtful accounts	$21.6	$1.5	$0.8	(1)	$(2.9)	(2)	$21.0
Deferred tax asset valuation allowance	28.1	—	7.5	(4)	—		35.6

Period from January 1, 2003 through November 3, 2003 (Predecessor):
Allowance for doubtful accounts	$24.8	$5.4	$0.9	(1)	$(9.5)	(2)	$21.6
Deferred tax asset valuation allowance	30.3	(2.2)	—		—		28.1

Year Ended December 31, 2002 (Predecessor):
Allowance for doubtful accounts	$26.2	$10.7	$1.2	(1)	$(13.3)	(2)	$24.8
Deferred tax asset valuation allowance	29.1	1.2	—		—		30.3

(1)	Foreign currency translation adjustments.

(2)	Account write-offs net of recoveries.

(3)	Foreign currency translation adjustments of $4.6 and reclassification of $3.7 from deferred tax assets.

(4)	Additional allowance resulting from the Acquisition charged to goodwill.

(a) (3)    Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number
2.1	Stock Purchase Agreement among Nalco Holdings LLC (formerly known as Blackstone/Neptune Acquisition Company L.L.C.), Leo Holding Company and Nalco International SAS, dated as of August 31, 2003, which is incorporated herein by reference from Exhibit 2.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
3.1	Certificate of Formation of Nalco Holdings LLC, as amended, which is incorporated herein by reference from Exhibit 3.29 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
3.2	Amended and Restated Limited Liability Company Agreement of Nalco Holdings LLC, which is incorporated herein by reference from Exhibit 3.30 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.1	Senior Subordinated Notes Registration Rights Agreement, dated as of November 4, 2003 among Nalco Holdings LLC, Nalco Company, the Guarantors named therein, Citigroup Global Markets Inc., as dollar representatives of the dollar initial purchasers and Citigroup Global Markets Limited, as euro representatives of the euro initial purchasers, which is incorporated herein by reference from Exhibit 4.9 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.2	Indenture, dated as of May 1, 1998, between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.3	First Supplemental Indenture, dated as of December 3, 1999, by and between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.4	Senior Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.5	Senior Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.6	Senior Subordinated Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.7	Senior Subordinated Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
4.8	Indenture, dated as of January 21, 2004 among Nalco Finance Holdings LLC, Nalco Finance Holdings Inc. and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

Exhibit Number
4.9	Senior Notes Registration Rights Agreement, dated as of November 4, 2003 among Nalco Holdings LLC, Nalco Company, the Guarantors named therein, Citigroup Global Markets Inc., as dollar representatives of the dollar initial purchasers and Citigroup Global Markets Limited, as euro representatives of the euro initial purchasers, which is incorporated herein by reference from Exhibit 4.8 on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.1	Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.2	U.S. Guarantee and Collateral Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, each domestic subsidiary of Nalco Holdings LLC named therein and Citicorp North America, Inc., as Collateral Agent, which is incorporated herein by reference from Exhibit 10.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.3	Guarantee Agreement, dated as of August 31, 2003, between Suez and Blackstone/Neptune Acquisition Company L.L.C., which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.4	Non-Competition Agreement, dated as of November 4, 2003 between Suez and Blackstone/Neptune Acquisition Company L.L.C., which is incorporated herein by reference from Exhibit 10.4 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.5	Reimbursement Agreement, dated as of November 4, 2003 between Suez and Nalco Company, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.6	Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sublandlord and Ondeo Nalco Company, as subtenant, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.7	Transaction Fee Agreement, dated as of November 4, 2003, among Nalco Company, Goldman, Sachs & Co., Apollo Management V, L.P., and Blackstone Management Partners IV L.L.C., which is incorporated herein by reference from Exhibit 10.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.8	Monitoring Fee Agreement, dated as of November 4, 2003, between Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co., which is incorporated herein by reference from Exhibit 10.8 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

Exhibit Number
10.9	Amendment No. 1, dated as of November 4, 2003 to the Monitoring Fee Agreement, dated as of November 4, 2003, among Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co. which is incorporated herein by reference from Exhibit 10.9 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.10	Sponsor Services Agreement, dated as of November 16, 2004, amending and restating the Monitoring Fee Agreement, among Nalco Company, Blackstone Management Partners IV L.L.C., Apollo Management V, L.P. and Goldman, Sachs & Co., which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.11	Severance Agreement, effective as of January 1, 2004, between Nalco Company and William J. Roe, which is incorporated herein by reference from Exhibit 10.10 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.12	Employment Agreement, effective as of November 1, 2003, between Nalco Company and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.11 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).
10.13	Severance Agreement, effective as of January 1, 2004, between Nalco Company and Daniel M. Harker.
10.14	Severance Agreement, effective as of January 1, 2004, between Nalco Company and Lou L. Loosbrock, which is incorporated herein by reference from Exhibit 10.13 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.15	Receivables Purchase Agreement, dated as of June 25, 2004, among Nalco Company, Nalco Energy Services, L.P. and Nalco Receivables LLC, which is incorporated herein by reference from Exhibit 10.16 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.16	Receivables Transfer Agreement, dated as of June 25, 2004, among Nalco Receivables LLC, Nalco Company, JPMorgan Chase Bank and the several transferees and funding agents party hereto from time to time, which is incorporated herein by reference from Exhibit 10.17 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.17	Employment Agreement, dated as of August 3, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.18 of Amendment No. 2 to the Registration Statement on Form S-4 of Nalco Company filed on August 11, 2004 (File No. 333-115560).
10.18	Nalco LLC 2004 Unit Plan, which is incorporated herein by reference from Exhibit 10.24 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.19	Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.25 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.20	Warrant Agreement, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

Exhibit Number
10.21	Registration Rights Agreement, dated as of November 16, 2004, among Nalco Holding Company, Nalco LLC and the other parties named therein, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.22	Stockholders Agreement, dated as of November 16, 2004, between Nalco Holding Company and Nalco LLC, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.23	Nalco Holding Company 2004 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.5 on Form 8-K of Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).
10.24	Management Members Agreement (class A units), dated as of June 11, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.30 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.25	Management Members Agreement (class A units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.31 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.26	Management Members Agreement (class A units), dated as of June 11, 2004, between Nalco LLC and William J. Roe, which is incorporated herein by reference from Exhibit 10.32 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.27	Management Members Agreement (class A units), dated as of June 11, 2004, between Nalco LLC and Lou L. Loosbrock, which is incorporated herein by reference from Exhibit 10.34 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.28	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and William H. Joyce, which is incorporated herein by reference from Exhibit 10.35 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.29	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.36 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.30	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and William J. Roe, which is incorporated herein by reference from Exhibit 10.37 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.31	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and Lou L. Loosbrock, which is incorporated herein by reference from Exhibit 10.39 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).
10.32	Management Members Agreement (class A units), dated as of June 11, 2004, between Nalco LLC and Daniel M. Harker.
10.33	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and Daniel M. Harker.

Exhibit Number
10.34	Form of Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, which is incorporated herein by reference from Exhibit 99.2 on Form S-8 of Nalco Holding Company filed on February 7, 2005 (File No. 333-122582).
10.35	Management Incentive Plan of Nalco Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on March 1, 2005 (File No. 001-32342).
10.36	Long Term Cash Incentive Plan of Nalco Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 1, 2005 (File No. 001-32342).
10.37	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Daniel S. Sanders.
10.38	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Douglas A. Pertz.
10.39	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Leon D. Black.
10.40	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Paul H. O'Neill.
10.41	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Chinh Chu.
10.42	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective February 18, 2005, between Nalco Holding Company and Joshua Harris.
31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of William H. Joyce, our Chairman and Chief Executive Officer, and Bradley J. Bell, our Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NALCO HOLDINGS LLC (Registrant)
By: /s/ BRADLEY J. BELL

Bradley J. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:    March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2005.

Signature	Title

/s/ WILLIAM H. JOYCE	Chairman of the Board and Chief Executive Officer

William H. Joyce

/s/ BRADLEY J. BELL	Executive Vice President, Chief Financial Officer and Treasurer

Bradley J. Bell

/s/ BRUNO LAVANDIER	Controller

Bruno Lavandier

/s/ LEON D. BLACK	Director

Leon D. Black

/s/ CHINH E. CHU	Director

Chinh E. Chu

/s/ RICHARD A. FRIEDMAN	Director

Richard A. Friedman

/s/ JOSHUA J. HARRIS	Director

Joshua J. Harris

/s/ SANJEEV K. MEHRA	Director

Sanjeev K. Mehra

/s/ PAUL H. O'NEILL	Director

Paul H. O'Neill

/s/ DOUGLAS A. PERTZ	Director

Douglas A. Pertz

/s/ DANIEL S. SANDERS	Director

Daniel S. Sanders